Form 10-Q
period 1995-06-30
REAL ESTATE ASSOCIATES LTD II
filed 1995-08-21
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
1934

                        FOR QUARTER ENDED JUNE 30, 1995

                         COMMISSION FILE NUMBER 2-66171

                       REAL ESTATE ASSOCIATES LIMITED II

                        A CALIFORNIA LIMITED PARTNERSHIP

                 I.R.S. EMPLOYER IDENTIFICATION NO. 95-3547609

                        9090 Wilshire Blvd., Suite 201,
                          Beverly Hills, Calif.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191

                       Securities Registered Pursuant to
                       Section 12(b) or 12(g) of the Act

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No
                                  ---       ---

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1995




PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

          Balance Sheets, June 30, 1995 and December 31, 1994    . . . . . . . . . . . . . . . . . . .  1

          Statements of Operations,
               Six and Three Months Ended, June 30, 1995 and 1994    . . . . . . . . . . . . . . . . .  2

          Statement of Partners' Equity
               Six Months Ended June 30, 1995    . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

          Statements of Cash Flows,
               Six Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . .  4

          Notes to Financial Statements    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

  Item 2.  Management's Analysis and Discussion of Financial
               Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . .  8


PART II.  OTHER INFORMATION

  Item 1:  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

  Item 6:  Exhibits and Reports and Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

 Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994


                                     ASSETS

                                                                                                  1995                1994
                                                                                              (Unaudited)          (Audited)
                                                                                              -----------         -----------
INVESTMENTS IN LIMITED PARTNERSHIPS                                                            $1,495,982          $1,135,982

CASH AND CASH EQUIVALENTS                                                                       1,630,574           1,781,254
                                                                                               ----------          ----------

                       TOTAL ASSETS                                                            $3,126,556          $2,917,236
                                                                                               ==========          ==========


                         LIABILITIES AND PARTNERS' EQUITY


LIABILITIES:

                    ACCOUNTS PAYABLE                                                           $   13,766          $    8,639



PARTNERS' EQUITY                                                                                3,112,790           2,908,597
                                                                                               ----------          ----------

                       TOTAL LIABILITIES AND PARTNERS' EQUITY                                  $3,126,556          $2,917,236
                                                                                               ==========          ==========





  The accompanying notes are an integral part of these finanical statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               SIX AND THREE MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)

                                                Six months          Three months          Six months           Three months
                                                   ended                ended                ended                ended
                                               June 30, 1995        June 30, 1995        June 30, 1994        June 30, 1994
                                               -------------        -------------        -------------        -------------
REVENUE:
            Interest income                      $  34,011            $ 30,435             $   3,736            $   1,807
                                                 ---------            --------             ---------            ---------

OPERATING EXPENSES:
  Management fees-general partner                  198,840              99,420               198,840               99,420
  General and administrative                        78,646              25,336                77,552               26,299
                                                 ---------            --------             ---------            ---------

                                                   277,486             124,756               276,392              125,719
                                                 ---------            --------             ---------            ---------

LOSS FROM OPERATIONS                              (243,475)            (94,321)             (272,656)            (123,912)

DISTRIBUTIONS RECOGNIZED
  AS INCOME                                         87,668              87,668                16,052                3,660

EQUITY IN INCOME OF LIMITED
  PARTNERSHIPS AND
  AMORTIZATION OF
  ACQUISITION COSTS                                360,000             180,000               415,000              207,500
                                                 ---------            --------             ---------            ---------

NET INCOME                                       $ 204,193            $173,347             $ 158,396            $  87,248
                                                 =========            ========             =========            =========





   The accompanying notes are an integral part of these finanical statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1995

                                  (Unaudited)



                                                  General          Limited
                                                 Partners          Partners           Total
                                                ----------        ----------        ----------
PARTNERSHIP INTERESTS
  June 30, 1995                                                       10,693
                                                                  ==========

EQUITY (DEFICIENCY),
  at January 1, 1995                             $(189,009)       $3,097,606        $2,908,597

Net income for six months
  ended June 30, 1995                                2,042           202,151           204,193
                                                 ---------        ----------        ----------

EQUITY (DEFICIENCY),
  at June 30, 1995                               $(186,967)       $3,299,757        $3,112,790
                                                 =========        ==========        ==========





   The accompanying notes are an integral part of these finanical statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)

                                                                               1995                1994
                                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                          $  204,193           $  158,396
       Adjustments to reconcile net income to net cash
         used in operating activities:
       Equity in income of limited partnerships                              (364,130)            (420,000)
       Amortization of acquisition costs                                        4,130                5,000
       Increase in accounts payable                                             5,127                9,096
                                                                           ----------           ----------

       Net cash used in operating activities                                 (150,680)            (247,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distribution recognized as return of capital                           -                     56,300
                                                                           ----------           ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (150,680)           (191,208)

CASH AND CASH EQUIVALENTS, beginning of period                              1,781,254              465,020
                                                                           ----------           ----------

CASH AND CASH EQUIVALENTS, end of period                                   $1,630,574           $  273,812
                                                                           ==========           ==========





   The accompanying notes are an integral part of these finanical statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GENERAL

         The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1994 prepared by Real Estate Associates Limited II (the "Partnership"). National Partnership Investments Corp. ("NAPICO") is the corporate general partner of the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and the results of operations and changes in cash flow for the six months then ended.

         METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

         The investment in limited partnerships is accounted for on the equity method. Acquisition fees, selection fees and other costs related to the acquisition of the projects were capitalized as part of the investment account.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less.

         INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership has limited partnership interests in 21 limited partnerships. The limited partnerships own residential rental projects consisting of 2,430 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1995

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         The Partnership, as a limited partner, is entitled to between 75 percent and 99 percent of the profits and losses of the limited partnerships.

         Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

         Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

         In 1994, the Partnership refinanced two mortgages of two properties (Cherrywood and Saturn) in a limited partnership (Cherrywood Associates) with a combination of taxable and tax exempt bonds issued by the Idaho Housing Agency. Proceeds from the refinancing were utilized to retire the existing mortgages and the Partnership received excess cash of approximately $1,618,000, of which $689,000 was included in income and the balance as a return of capital. The limited partnership now have two mortgage amounts of $1,654,000 and $1,759,300, for a term of 16 years at the taxable rate of 9.125 percent and a tax rate of 7.3 percent.

         The following is a summary of the investments in limited partnerships as of June 30, 1995:

         Balance, beginning of period                                                                              $1,135,982
         Amortization of acquisition costs                                                                             (4,130)
         Equity in income of limited partnerships                                                                     364,130
                                                                                                                   ----------
         Balance, end of period                                                                                    $1,495,982
                                                                                                                   ==========


         The following are unaudited combined estimated statements of operations for the limited partnerships in which the Partnership has investments:



                                                        Six months         Three months        Six months        Three months
                                                           ended               ended              ended              ended
                                                       June 30, 1995       June 30, 1995      June 30, 1994      June 30, 1994
                                                       -------------       -------------      -------------      -------------
        INCOME
            Rental and other                           $11,202,000           $5,601,000        $11,126,000         $5,563,000
                                                       -----------           ----------        -----------         ----------

        EXPENSES
            Depreciation                                 1,614,000              807,000          1,622,000            811,000
            Interest                                     3,340,000            1,670,000          3,508,000          1,754,000
            Operating                                    5,990,000            2,995,000          5,928,000          2,964,000
                                                       -----------           ----------        -----------         ----------

                                                        10,944,000            5,472,000         11,058,000          5,529,000
                                                       -----------           ----------        -----------         ----------

            Net income                                 $   258,000           $  129,000        $    68,000         $   34,000
                                                       ===========           ==========        ===========         ==========

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1995


NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4% of the original invested assets of the limited partnerships. For the six months ended June 30, 1995 and 1994, the fee was $198,840.

         The Partnership reimburses NAPICO for certain expenses. In 1995, the reimbursement to NAPICO of $14,946 was paid and included in the Partnership's operating expenses.

NOTE 4 - CONTINGENCIES

         The corporate general partner and the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


ITEM 2. MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

         RESULTS OF OPERATIONS

         Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in local partnerships.

         Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .4 percent of invested assets is payable to the corporate general partner.

         The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships.

         Equity in income of limited partnerships is approximately $360,000 and $415,000 for the six months ended June 30, 1995 and 1994, respectively. The income is principally attributable to the fact that equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment accounts are reduced to a zero balance. Losses inclurred after the limited partnership investment account is reduced to zero are not recognized.

         Except for certificates of deposit and money market funds the Partnership's investments are entirely interests in other limited partnerships owning government assisted projects. Available cash is invested in these funds earning interest income as reflected in the statements of operations. These investments can be converted to cash to meet obligations as they arise.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Joseph Alizio v. Peter Perpignano, New Haven Plaza Associates, Real Estate Associates Limited II, National Partnership Investments Corp. and National Partnership Associate, Supreme Court of the State of New York, County of Nassau, Case No. 1776-94. On January 21, 1994, the Plaintiff filed a lawsuit seeking to dissolve the Partnership, alleging that he was denied his pro rata share of the capital contribution, management fees, consultants fees and profits. REAL II filed a motion to dismiss the complaint which motion was granted on November 10, 1994. The case, however, is now on appeal.

         Manuel Rivera v. New Haven Plaza Associates, and Tort Security of New York, Inc. Supreme Court of the State of New York, County of Queens, Index No. 007421/94. On April 11, 1994, the Plaintiff filed a lawsuit alleging he was assaulted and shot while he was visiting the property. According to the on-site manager and security report, the Plaintiff was not on the subject property when he was assaulted and shot. The Plaintiff is seeking judgment for damages in the amount of $5,000,000. The case was turned over to Crumb & Forester, the insurance agency, and subsequently sent to Patrick McDonnell, Esq. The Plaintiff and Defendant have been deposed. Mr. McDonnell is currently trying to locate the security guard who was on duty the night of the incident.

         The corporate general partner is a plaintiff or defendant in several lawsuits. None of these are related to the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of item 7 of regulation S-K.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      REAL ESTATE ASSOCIATES LIMITED II
                                      (a California limited partnership)


                                      By:   National Partnership Investments
                                            Corp., General Partner



                                      Date:_________________________________



                                      By:  _________________________________
                                           Bruce Nelson
                                           President




                                      Date: ________________________________



                                      By:   _________________________________
                                            Shawn Horwitz
                                            Executive Vice President and
                                            Chief Financial Officer