Form 10-Q
period 1995-09-30
REAL ESTATE ASSOCIATES LTD II
filed 1995-11-17
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

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

                              Yes  X     No
                                 -----     -----

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995




PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Balance Sheets, September 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . .       1

            Statements of Operations,
                  Nine and Three Months Ended, September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . .       2

            Statement of Partners' Equity
                  Nine Months Ended September 30, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

            Statements of Cash Flows,
                  Nine Months Ended September 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . .       4

            Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8


PART II.  OTHER INFORMATION

      Item 1:  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9

      Item 6:  Exhibits and Reports and Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9

      Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                           ASSETS
                                                               1995               1994
                                                           (Unaudited)         (Audited)
                                                           -----------         ----------
INVESTMENTS IN LIMITED PARTNERSHIPS                         $1,372,342         $1,135,982
CASH AND CASH EQUIVALENTS                                    1,905,516          1,781,254
                                                            ----------         ----------
         TOTAL ASSETS                                       $3,277,858         $2,917,236
                                                            ==========         ==========

                              LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
         ACCOUNTS PAYABLE                                   $    1,720         $    8,639
PARTNERS' EQUITY                                             3,276,138          2,908,597
                                                            ----------         ----------
         TOTAL LIABILITIES AND PARTNERS' EQUITY             $3,277,858         $2,917,236
                                                            ==========         ==========





   The accompanying notes are an integral part of these finanical statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)

                                                   Nine months          Three months          Nine months          Three months
                                                      ended                 ended                ended                ended
                                                 Sept. 30, 1995        Sept. 30, 1995       Sept. 30, 1994        Sept. 30, 1994
                                                 --------------        --------------       --------------        --------------
INTEREST INCOME                                     $  56,415             $ 22,404             $  15,781             $  12,045
                                                    ---------             --------             ---------             ---------

OPERATING EXPENSES:
  Management fees-general partner                     298,260               99,420               298,260                99,420
  General and administrative                           96,927               18,282                91,452                13,900
                                                    ---------             --------             ---------             ---------

                                                      395,187              117,702               389,712               113,320
                                                    ---------             --------             ---------             ---------

LOSS FROM OPERATIONS                                 (338,772)             (95,298)             (373,931)             (101,275)

DISTRIBUTIONS RECOGNIZED
  AS INCOME                                           166,313               78,646               575,255               559,203

EQUITY IN INCOME OF LIMITED
  PARTNERSHIPS AND
  AMORTIZATION OF
  ACQUISITION COSTS                                   540,000              180,000               602,500               187,500
                                                    ---------             --------             ---------             ---------

NET INCOME                                          $ 367,541             $163,348             $ 803,824             $ 645,428
                                                    =========             ========             =========             =========

NET INCOME PER LIMITED
    PARTNERSHIP INTEREST                            $      34             $     15             $      75             $      60
                                                    =========             ========             =========             =========





   The accompanying notes are an integral part of these finanical statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1995

                                  (Unaudited)



                                                                     General                Limited
                                                                    Partners                Partners                 Total
                                                                   ----------              ----------             ----------
PARTNERSHIP INTERESTS
      September 30, 1995                                                                       10,693
                                                                                           ==========

EQUITY (DEFICIENCY),
      at January 1, 1995                                            $(189,009)             $3,097,606             $2,908,597

Net income for nine months
      ended September 30, 1995                                          3,675                 363,866                367,541
                                                                    ---------              ----------             ----------

EQUITY (DEFICIENCY),
      at September 30, 1995                                         $(185,334)             $3,461,472             $3,276,138
                                                                    =========              ==========             ==========





   The accompanying notes are an integral part of these finanical statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)

                                                                                              1995                1994
                                                                                          -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                          $  367,541           $  803,824
      Adjustments to reconcile net income to net cash
        used in operating activities:
      Equity in income of limited partnerships                                              (546,195)            (610,000)
      Amortization of acquisition costs                                                        6,195                7,500
      Increase (decrease) in accounts payable                                                 (6,919)              (1,364)
                                                                                          ----------           ----------

      Net cash (used in) provided by operating activities                                   (179,378)             199,960

CASH FLOWS FROM INVESTING ACTIVITIES:
      Distribution recognized as return of capital                                           303,640            1,212,826
                                                                                          ----------           ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                    124,262            1,412,786

CASH AND CASH EQUIVALENTS, beginning of period                                             1,781,254              465,020
                                                                                          ----------           ----------

CASH AND CASH EQUIVALENTS, end of period                                                  $1,905,516           $1,877,806
                                                                                          ==========           ==========





   The accompanying notes are an integral part of these finanical statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and the results of operations for the three and nine months then ended and changes in cash flow for the nine months then ended.

         The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership.

         METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

         The investment in limited partnerships is accounted for on the equity method. Acquisition fees, selection fees and other costs related to the acquisition of the projects were capitalized as part of the investment account.

         NET INCOME PER LIMITED PARTNERSHIP INTEREST

         Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 10,693 for the periods presented.

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

                               SEPTEMBER 30, 1995

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

         The following is a summary of the investments in limited partnerships as of September 30, 1995:

         Balance, beginning of period                                $1,135,982
         Cash distributions recognized as a return of capital          (303,640)
         Amortization of acquisition costs                               (6,195)
         Equity in income of limited partnerships                       546,195
                                                                     ----------
         Balance, end of period                                      $1,372,342
                                                                     ==========

         The following are unaudited combined estimated statements of operations for the limited partnerships in which the Partnership has investments:

                                                        Nine months        Three months        Nine months       Three months
                                                           ended               ended              ended              ended
                                                      Sept. 30, 1995      Sept. 30, 1995     Sept. 30, 1994     Sept. 30, 1994
                                                      --------------      --------------     --------------     --------------
        INCOME
            Rental and other                           $16,803,000          $5,601,000         $16,689,000        $5,563,000
                                                       -----------          ----------         -----------        ----------

        EXPENSES
            Depreciation                                 2,421,000             807,000           2,433,000           811,000
            Interest                                     5,010,000           1,670,000           5,262,000         1,754,000
            Operating                                    8,985,000           2,995,000           8,892,000         2,964,000
                                                       -----------          ----------         -----------        ----------
                                                        16,416,000           5,472,000          16,587,000         5,529,000
                                                       -----------          ----------         -----------        ----------
            Net income                                 $   387,000          $  129,000         $   102,000        $   34,000
                                                       ===========          ==========         ===========        ==========

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1995



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4% of the original invested assets of the limited partnerships. For the nine months ended September 30, 1995 and 1994, the fee was $298,260.

         The Partnership reimburses NAPICO for certain expenses. In 1995, the reimbursement to NAPICO of $22,419 was paid and included in the Partnership's operating expenses.

NOTE 4 - CONTINGENCIES

         The corporate general partner is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In addition, the Partnership and the limited partnerships in which the Partnership has invested are defendants in lawsuits. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         Equity in income of limited partnerships is approximately $540,000 and $602,500 for the nine months ended September 30, 1995 and 1994, respectively. The income is principally attributable to the fact that equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment accounts are reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

         Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

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

                               SEPTEMBER 30, 1995


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

                               SEPTEMBER 30, 1995


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

                                   REAL ESTATE ASSOCIATES LIMITED II
                                   (a California limited partnership)


                                   By: National Partnership Investments
                                       Corp., General Partner



                                   Date:_____________________________________



                                   By:_______________________________________
                                      Bruce Nelson
                                      President




                                   Date:_____________________________________



                                   By:_______________________________________
                                      Shawn Horwitz
                                      Executive Vice President and
                                      Chief Financial Officer