Form 10-K405
period 1995-12-31
REAL ESTATE ASSOCIATES LTD II
filed 1996-04-09
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  For the Fiscal Year Ended DECEMBER 31, 1995

                             Commission File Number
                                     2-66171

                       REAL ESTATE ASSOCIATES LIMITED II

                        A CALIFORNIA LIMITED PARTNERSHIP

               I.R.S. Employer Identification No.  95-3547609

        9090 WILSHIRE BLVD., SUITE 201, BEVERLY HILLS, CALIFORNIA 90211

       Registrant's Telephone Number, Including Area Code (310) 278-2191

      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X          No_______________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I.

ITEM 1.  BUSINESS:

Real Estate Associates Limited II ("REAL II" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on December 4, 1979. On March 17, 1980, REAL II offered 3,000 units consisting of 6,000 Limited Partnership Interests and Warrants to purchase a maximum of 6,000 Additional Limited Partnership Interests through a public offering managed by Lehman Brothers Inc.

The general partners of REAL II are National Partnership Investments Corp. ("NAPICO"), a California Corporation (the "Corporate General Partner") and Coast Housing Investment Associates ("CHIA"). CHIA is a California limited partnership and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner and Charles H. Boxenbaum as limited partner. The business of REAL II is conducted primarily by its general partners as REAL II has no employees of its own.

Casden Investment Corporation ("CIC") owns 100 percent of NAPICO's stock. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce
E. Nelson, Alan I. Casden, Henry C. Casden and Brian Goldberg.

REAL II holds limited partnership interests in twenty-one local limited partnerships as of December 31, 1995. Each of the local partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

In order to stimulate private investment in low income housing, the federal government and certain state and local agencies have provided significant ownership incentives, including among others, interest subsidies, rent supplements, and mortgage insurance, with the intent of reducing certain market risks and providing investors with certain tax benefits, plus limited cash distributions and the possibility of long-term capital gains. There remain, however, significant risks. The long-term nature of investments in government assisted housing limits the ability of REAL II to vary its portfolio in response to changing economic, financial and investment conditions. Such investments are also subject to changes in local economic circumstances and housing patterns, as well as rising operating costs, vacancies, rent collection difficulties, energy shortages and other factors which have an impact on real estate values. These projects also require greater management expertise and may have higher operating expenses than conventional housing projects.

The partnerships in which REAL II has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL II became the principal limited partner in these local limited partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL II's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains responsibility for developing, constructing, maintaining, operating and managing the Project. Under certain circumstances, REAL II has the right to replace the general partner of the local limited partnerships.

Although each of the partnerships in which REAL II has invested owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

During 1995, the projects in which REAL II had invested were substantially rented. The following is a schedule of the status as of December 31, 1995, of the projects owned by local limited partnerships in which REAL II is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL II HAS AN INVESTMENT
                               DECEMBER 31, 1995

                                                         Units Authorized
                                                            For Rental
                                                         Assistance Under
                                                           Section 8 or
                                                            Other Rent
                                         No. of             Supplement          Units           Percentage of
Name & Location                          Units                Program          Occupied          Total Units
- ---------------                          -----           ---------------       --------         -------------
Azalea Court                               48                   4/19               45                 94%
Theodore, AL

Berger Apts.                              144                 144/0               144                100%
New Haven, CT

Biltmore                                  231                 231/0               224                 97%
Dayton, OH

Branford Elderly                           38                  38/0                38                100%
Branford, CT

Castlewood Apts.                           96                  96/0                93                 97%
Davenport, IA

Cherrywood Apts.                           40                  40/0                40                100%
Twin Falls, ID

Clearfield Manor                           40                  40/0                39                 98%
Clearfield, KY

Crystal Springs                            28                   0/28               28                100%
Crystal Springs, MS

East Farm Vlg.                            240                 240/0               240                100%
East Haven, CT

Grant Park and                            188                 188/0               188                100%
Ormewood Park
Atlanta, GA

Lakeside Apts.                             48                  48/0                48                100%
Mishawaka, IN

Landmark Towers                            40                  40/0                40                100%
Nampa, ID

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL II HAS AN INVESTMENT
                               DECEMBER 31, 1995
                                  (CONTINUED)

                                                     Units Authorized
                                                        For Rental
                                                     Assistance Under
                                                       Section 8 or
                                                        Other Rent
                                        No. of          Supplement              Units            Percentage of
Name & Location                         Units            Program               Occupied           Total Units
- ---------------                         -----        ----------------          --------          -------------
Magnolia State                            60                0/38                  57                  95%
Gulfport, MS

New Haven Plaza                          344              344/0                  341                  99%
Far Rockaway, NY

Pennbrook Apts.                          108              108/0                   98                  91%
Owosso, MI

Redfern Grove Apts.                       72               72/0                   72                 100%
E. Providence, RI

Saturn Apts.                              38               38/0                   37                  97%
Idaho Falls, ID

Sugar River Mills                        162              162/0                  161                  99%
Claremont, NH

Valebrook                                151              151/0                  148                  98%
Lawrence, MA

Westward Ho Apts.                        290              289/0                  270                  93%
Phoenix, AZ

Willow Wick Apts.                         24                0/5                   19                  79%
Centre, AL
                                       -----            --------               -----                  ---
TOTALS                                 2,430            2,273/90               2,370                  98%
                                       =====            ========               =====                  ===

ITEM 2.  PROPERTIES:

Through its investments in local limited partnerships, REAL II holds interests in real estate properties. See Item 1 and Schedule XI for information pertaining to these properties.

ITEM 3.  LEGAL PROCEEDINGS:

As of December 31, 1995, REAL II's Corporate General Partner was a plaintiff or defendant in several lawsuits. In addition, REAL II is involved in the following lawsuits. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Joseph Alizio v. Peter Perpignano, New Haven Plaza Associates, Real Estate Associates Limited II, National Partnership Investments Corp. and National Partnership Associates, Supreme Court of the State of New York, County of Nassau, Case No. 1776-94. On January 21, 1994, the Plaintiff filed a lawsuit seeking to dissolve the Partnership, alleging that he was denied his pro rata share of the capital contribution, management fees, consultants fees and profits. REAL II filed a motion to dismiss the complaint which motion was granted on November 10, 1994. The case was appealed and argued on February 9, 1996. REAL II is now waiting for a decision on the matter from the appellate court.

Manuel Rivera v. New Haven Plaza Associates, and Tort Security of New York, Inc. Supreme Court of the State of New York, County of Queens, Index No. 007421/94. On April 11, 1994, the Plaintiff filed a lawsuit alleging he was assaulted and shot while he was visiting the property. According to the on-site manager and security report, the Plaintiff was not on the subject property when he was assaulted and shot. The Plaintiff is seeking judgment for damages in the amount of $5,000,000. The case was turned over to Crumb & Forester, the insurance agency, and subsequently sent to counsel for the insurer.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by Lehman Brothers Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1995 there were 1,676 registered holders of units in REAL II. No distributions have been made from the inception of the Partnership to December 31, 1995. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

ITEM 6.     SELECTED FINANCIAL DATA:



                                                               Year ended December 31,
                                   -------------------------------------------------------------------------------
                                       1995              1994             1993             1992            1991
                                   -----------       -----------      -----------      -----------     -----------
Loss from Partnership
  Operations                       $  (474,179)      $ (492,294)      $ (508,753)      $ (514,946)     $ (603,910)

Distributions from
  Limited Partnerships
  Recognized as Income                 172,189          796,658          270,938          263,586         316,483

Equity in Income of
  Limited Partnerships
  and amortization of
  acquisition costs                  1,172,891          734,711          532,359          389,465         282,206
                                   -----------       ----------       ----------       ----------      ----------
Net Income (Loss)                  $   870,901       $1,039,075       $  294,544       $  138,105      $   (5,221)
                                   ===========       ==========       ==========       ==========      ==========
Net Income (Loss) per Limited
  Partnership Interest             $        81       $       96       $       27       $       13      $       (1)
                                   ===========       ==========       ==========       ==========      ==========
Total Assets                       $ 3,821,884       $2,917,236       $1,873,009       $1,585,971      $1,642,778
                                   ===========       ==========       ==========       ==========      ==========
Investments in Limited
  Partnerships                     $ 1,959,173       $1,135,982       $1,407,989       $1,006,583      $  800,201
                                   ===========       ==========       ==========       ==========      ==========

Capital Contributions Payable
  to Investee Limited
  Partnerships                     $         -       $        -       $        -       $        -      $  202,392
                                   ===========       ==========       ==========       ==========      ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

LIQUIDITY

The Partnership's primary sources of funds include interest income on money market investments and certificates of deposit and distributions from local partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.

CAPITAL RESOURCES

REAL II received $13,365,000 in subscriptions for units of Limited Partnership Interests (at $5,000 per unit) during the period March 17, 1979 to September 15, 1980, pursuant to a registration statement on Form S-11. As of December 31, 1981 REAL II had received an additional $13,365,000 in subscriptions pursuant to the exercise of warrants and the sale of Additional Limited Partnership Interests.

RESULTS OF OPERATIONS

The Partnership was formed to provide various benefits to its partners as discussed in Item 1. It is anticipated that the local limited partnerships in which REAL II has invested could produce tax losses for as long as 20 years. The Partnership will seek to defer income taxes from sale by not selling any projects or project interests within 10 years, except to qualified tenant cooperatives, or when proceeds of the sale would supply sufficient cash to enable the partners to pay applicable taxes.

Tax benefits will decline over time as the advantages of accelerated depreciation are greatest in the earlier years, as deductions for interest expense decrease as mortgage principal is amortized, and as the Tax Reform Act of 1986 limits the deductions available.

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

In 1994, the Partnership refinanced two mortgages of two properties (Cherrywood and Saturn) in a limited partnership (Cherrywood Associates) with a combination of taxable and tax exempt bonds issued by the Idaho Housing Agency. Proceeds from the refinancing were utilized to retire existing mortgages of $790,300 and $756,500, respectively. The Partnership received excess cash proceeds of approximately $1,618,000 from the refinancing. The limited partnership will now have two new mortgage amounts of $1,654,000 and $1,759,300, for a term of 16 years at the taxable rate of 9.125 percent and a tax exempt rate of 7.3 percent.

Except for certificates of deposit and money market funds, the Partnership's investments are entirely interests in other limited partnerships owning government assisted projects. Available cash is invested in short-term investments and cash equivalents, earning interest income as reflected in the statements of operations. These short-term investments and cash equivalents can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring Partnership expense is the management fee. The fee is payable monthly to the Corporate General Partner of the Partnership and is calculated as a percentage of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs.

Operating expenses, other than management fees of the Partnership, consist substantially of professional fees for services rendered to the Partnership.

The Partnership, as a Limited Partner in the local limited partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, which could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.

ITEM 9. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A California limited partnership)

                             FINANCIAL STATEMENTS,
                         FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                               DECEMBER 31, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited II
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited II (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 33 percent and 39 percent of total assets as of December 31, 1995 and 1994, respectively, and the equity in income of these limited partnerships represents 59 percent, 51 percent and 14 percent of the total net income of the Partnership for the years ended December 31, 1995, 1994 and 1993, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited II as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 29, 1996

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                     ASSETS


                                                       1995          1994
                                                   ----------    ----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)       $1,959,173    $1,135,982

CASH AND CASH EQUIVALENTS (Note 1)                  1,862,711     1,781,254
                                                   ----------    ----------
          TOTAL ASSETS                             $3,821,884    $2,917,236
                                                   ==========    ==========

                          LIABILITIES AND PARTNERS' DEFICIENCY

LIABILITIES:

     Accounts payable                              $   42,386    $    8,639
                                                   ----------    ----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                 (180,300)     (189,009)
    Limited partners                                3,959,798     3,097,606
                                                   ----------    ----------
                                                    3,779,498     2,908,597
                                                   ----------    ----------
         TOTAL LIABILITIES AND PARTNERS' EQUITY    $3,821,884    $2,917,236
                                                   ==========    ==========





    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                         1995           1994            1993
                                                     ----------     -----------     ----------
INTEREST INCOME                                      $   79,206      $   29,192     $   25,800
                                                     ----------      ----------     ----------
OPERATING EXPENSES:
  Legal and accounting                                   92,141          65,923         77,112
  Management fees - general partner (Note 3)            397,680         397,680        397,680
  Administrative (Note 3)                                63,564          57,883         59,761
                                                     ----------      ----------     ----------
    Total operating expenses                            553,385         521,486        534,553

LOSS FROM OPERATIONS                                   (474,179)       (492,294)      (508,753)

DISTRIBUTIONS FROM LIMITED
  PARTNERSHIPS RECOGNIZED AS
  INCOME (Note 2)                                       172,189         796,658        270,938

EQUITY IN INCOME OF LIMITED
  PARTNERSHIPS AND AMORTIZATION
  OF ACQUISITION COSTS (Note 2)                       1,172,891         734,711        532,359
                                                     ----------      ----------     ----------
NET INCOME                                           $  870,901      $1,039,075     $  294,544
                                                     ==========      ==========     ==========

NET INCOME PER LIMITED PARTNERSHIP
  INTEREST (Note 1)                                  $       81      $       96     $       27
                                                     ==========      ==========     ==========




    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                      General        Limited
                                      Partners       Partners             Total
                                    ---------       ----------          ----------
     EQUITY (DEFICIENCY),
        January 1, 1993             $(202,345)      $1,777,323          $1,574,978
        Net income for 1993             2,945          291,599             294,544
                                    ---------       ----------          ----------
     EQUITY (DEFICIENCY),
        December 31, 1993            (199,400)       2,068,922           1,869,522
        Net income for 1994            10,391        1,028,684           1,039,075
                                    ---------       ----------          ----------
     EQUITY (DEFICIENCY),
        December 31, 1994            (189,009)       3,097,606           2,908,597
        Net income for 1995             8,709          862,192             870,901
                                    ---------       ----------          ----------
     EQUITY (DEFICIENCY),
        December 31, 1995           $(180,300)      $3,959,798          $3,779,498
                                    =========       ==========          ==========





    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                                                       1995          1994           1993
                                                                                   -----------    ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                       $   870,901    $1,039,075     $ 294,544
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Equity in income of limited partnerships
         and amortization of acquisition costs                                      (1,172,891)     (734,711)     (532,359)
       Increase (decrease) in accounts payable                                          33,747         5,152        (7,506)
                                                                                   -----------    ----------     ---------
           Net cash provided by (used in)
             operating activities                                                     (268,243)      309,516      (245,321)
                                                                                   -----------    ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from limited partnerships
    recognized as return of capital                                                    349,700     1,006,718       130,953
                                                                                   -----------    ----------     ---------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                                  81,457     1,316,234      (114,368)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                                  1,781,254       465,020       579,388
                                                                                   -----------    ----------     ---------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                                      $ 1,862,711    $1,781,254     $ 465,020
                                                                                   ===========    ==========     =========





    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Real Estate Associates Limited II (the Partnership) was formed under the California Limited Partnership Act on December 4, 1979. The Partnership was formed to invest in other limited partnerships which own and operate primarily federal, state or local government-assisted housing projects. The general partners are Coast Housing Investment Associates (CHIA), a limited partnership, and National Partnership Investments Corp. (NAPICO), the corporate general partner. Casden Investment Corporation owns 100 percent of NAPICO's stock.
         The limited partner of CHIA is an officer of NAPICO.

         The Partnership offered 3,000 units and issued 2,673 units of limited partner interests through a public offering. Each unit was comprised of two limited partner interests and a warrant granting an investor the right to purchase two additional limited partner interests. An additional 5,346 interests were issued from the exercise of the warrants and the sale of interests associated with warrants not exercised. The general partners have a 1 percent interest in the profits and losses of the Partnership. The limited partners have the remaining 99 percent interest in proportion to their respective investments.

         The Partnership shall be dissolved only upon the expiration of 52 complete calendar years (December 31, 2031) from the date of the formation of the Partnership or the occurrence of various other events as specified in the terms of the Partnership agreement.

         Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Method of Accounting for Investments in Limited Partnerships

         The investments in limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects were capitalized as part of the investment account and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Net Income Per Limited Partnership Interest

         Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 10,693 for all years presented.

         Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity date of three months or less.

2.       INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership holds limited partnership interests in 21 limited partnerships. The partnerships own residential low income rental projects consisting of 2,430 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

         The Partnership, as a limited partner, is entitled to between 85 percent and 99 percent of the profits and losses of the limited partnerships.

         Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $11,407,000 and $10,857,000 as of December 31, 1995 and 1994, respectively.

         Distributions from limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

         In 1994, the Partnership refinanced two mortgages of two properties (Cherrywood and Saturn) in a limited partnership (Cherrywood Associates) with a combination of taxable and tax exempt bonds issued by the Idaho Housing Agency. Proceeds from the refinancing were utilized to retire existing mortgages of $790,300 and $756,500, respectively. The Partnership received excess cash proceeds of approximately $1,618,000 from the refinancing, of which $689,000 has been included in income and the balance is a return of capital. The limited partnership will now have two new mortgage amounts of $1,654,000 and $1,759,300, for a term of 16 years at the taxable rate of 9.125 percent and a tax exempt rate of 7.3 percent.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                                                    1995             1994
                                                                                                -----------       -----------
                        Investment balance, beginning of year                                   $ 1,135,982       $ 1,407,989
                        Cash distributions recognized as a return of capital                       (349,700)       (1,006,718)
                        Equity in income of limited partnerships                                  1,181,154           744,078
                        Amortization of capitalized acquisition costs and fees                       (8,263)           (9,367)
                                                                                                -----------       -----------
                        Investment balance, end of year                                         $ 1,959,173       $ 1,135,982
                                                                                                ===========       ===========

         The difference between the investment per the accompanying balance sheets at December 31, 1995 and 1994, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

         Selected financial information from combining the financial statements of the limited partnerships at December 31, 1995 and 1994 and for each of three years in the period ended December 31, 1995 is as follows:

                                 Balance Sheets

                                                                                  1995               1994
                                                                                --------           --------
                                                                                     (in thousands)
                    Land and buildings, net                                     $ 53,090           $ 55,232
                                                                                ========           ========

                    Total assets                                                $ 68,101           $ 69,603
                                                                                ========           ========

                    Mortgages payable                                           $ 83,189           $ 84,270
                                                                                ========           ========

                    Total liabilities                                           $ 85,970           $ 87,163
                                                                                ========           ========

                    Deficiency of Real Estate Associates
                      Limited II                                                $(13,833)          $(13,943)
                                                                                ========           ========

                    Deficiency of other partners                               $  (4,036)         $  (3,617)
                                                                               =========          =========

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                                     1995             1994             1993
                                                   --------         --------         --------
                                                                 (in thousands)
                 Total revenue                     $22,855         $22,405           $22,252
                                                   =======         =======           =======

                 Interest expense                  $ 6,660         $ 6,682           $ 7,018
                                                   =======         =======           =======

                 Depreciation                      $ 3,215         $ 3,227           $ 3,243
                                                   =======         =======           =======

                 Total expenses                    $22,085         $21,887           $22,115
                                                   =======         =======           =======

                 Net income (loss)                 $   770         $   518           $   137
                                                   =======         =======           =======

                 Net income allocable
                  to the Partnership               $   631         $   430          $    109
                                                   =======         =======          ========

         An affiliate of NAPICO is the general partner in three of the limited partnerships included above, and another affiliate receives property management fees of approximately 5% of their revenue. The affiliate received property management fees of $311,822, $316,558 and $310,101 in 1995, 1994 and 1993, respectively. The following sets forth the significant data for these partnerships, reflected in the accompanying financial statements using the equity method of accounting:

                                                                                  1995              1994               1993
                                                                                --------           -------           --------
                                                                                              (in thousands)
                        Total assets                                            $ 12,488           $ 13,136          $ 12,977
                                                                                ========           ========          ========

                        Total liabilities                                       $ 17,278           $ 17,533          $ 17,697
                                                                                ========           ========          ========

                        Deficiency of Real Estate Associates Limited II         $ (3,312)          $ (3,276)         $ (3,540)
                                                                                ========           ========          ========

                        Deficiency of other partners                            $ (1,478)          $ (1,121)         $ (1,180)
                                                                                ========           ========          ========

                        Total revenue                                           $  5,174           $  5,244          $  5,022
                                                                                ========           ========          ========

                        Net income (loss)                                       $    380           $    310          $    (92)
                                                                                ========           ========          ========

3.       FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


3.       FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

         proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $29,892, $28,804 and $28,629 in 1995, 1994
         and 1993, respectively, and is included in operating expenses.

4.       CONTINGENCIES

         The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In addition, the Partnership is involved in several lawsuits.

         In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

5.       INCOME TAXES

         No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners. The major differences in tax and financial reporting result from the use of different bases and depreciation methods for the properties held by the limited partnerships. Differences in tax and financial losses also arise as losses are not recognized for financial reporting purposes when the investment balance has been reduced to zero.

6.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

7.       FOURTH-QUARTER ADJUSTMENT

         The Partnership's policy is to record its equity in the income of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income of limited partnerships reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships.
         The increase, approximately $632,000, between the estimated nine-month equity in income and the actual 1995 year end equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE

                       REAL ESTATE ASSOCIATES LIMITED II
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                     Year Ended December 31, 1995
                               -------------------------------------------------------------------------
                                                                Cash             Equity
                                 Balance       Capital         Distri-             in          Balance
                                 January       Contri-         butions           Income        December
Limited Partnerships             1, 1995       butions         Received          (Loss)        31, 1995
- --------------------             -------       -------         --------          ------        --------
Azalea Court Apartments        $              $               $                $              $
Berger Apartments                 248,914                                          90,296        339,210
Biltmore
Branford Elderly Housing          271,292                                          21,640        292,932
Castlewood Apartments
Cherrywood Apartments                   -                         (46,063)         46,063
Clearfield Manor
Crystal Springs
East Farm Village
Grant Park/Ormewood Park
Lakeside Apartments
Landmark Towers
Magnolia State Apts.
New Haven Plaza                                                  (276,720)        366,345         89,625
Pennbrook Apartments
Redfern Grove Apartments          198,944                                         129,180        328,124
Saturn Apartments
Sugar River Mills
Valebrook                         416,832                         (26,917)        519,367        909,282
Westward Ho Apartments
Willow Wick Apartments
                               ----------     -----------     -----------      ----------     ----------
                               $1,135,982     $    -          $  (349,700)     $1,172,891     $1,959,173
                               ==========     ===========     ===========      ==========     ==========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                      REAL ESTATE ASSOCIATES LIMITED II
                     INVESTMENTS IN LIMITED PARTNERSHIPS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                   Year Ended December 31, 1994
                             -------------------------------------------------------------------------
                                                               Cash            Equity
                               Balance       Capital          Distri-            in          Balance
                               January       Contri-          butions          Income        December
Limited Partnerships           1, 1994       butions          Received         (Loss)        31, 1994
- --------------------           -------       -------          --------         ------        --------
Azalea Court Apartments      $              $               $                $              $
Berger Apartments               174,941                         (21,197)          95,170       248,914
Biltmore
Branford Elderly Housing        246,993                                           24,299       271,292
Castlewood Apartments
Cherrywood Apartments           835,160                        (929,221)          94,061             -
Clearfield Manor
Crystal Springs
East Farm Village
Grant Park/Ormewood Park
Lakeside Apartments
Landmark Towers
Magnolia State Apts.
New Haven Plaza
Pennbrook Apartments
Redfern Grove Apartments        150,895                         (29,383)         77,432        198,944
Saturn Apartments
Sugar River Mills
Valebrook                                                       (26,917)        443,749        416,832
Westward Ho Apartments
Willow Wick Apartments
                             ----------     -----------     -----------      ----------     ----------
                             $1,407,989     $    -          $(1,006,718)     $  734,711     $1,135,982
                             ==========     ===========     ===========      ==========     ==========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                      REAL ESTATE ASSOCIATES LIMITED II
                     INVESTMENTS IN LIMITED PARTNERSHIPS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                 Year Ended December 31, 1993
                            -----------------------------------------------------------------------
                                                             Cash           Equity
                             Balance        Capital         Distri-           in          Balance
                             January        Contri-         butions         Income        December
Limited Partnerships         1, 1993        butions         Received        (Loss)        31, 1993
- --------------------         -------        -------         --------        ------        --------
Azalea Court Apartments     $              $               $              $              $
Berger Apartments              144,130                       (21,197)         52,008        174,941
Biltmore
Branford Elderly Housing       248,466                        (5,568)          4,095        246,993
Castlewood Apartments
Cherrywood Apartments          497,938                       (11,508)        348,730        835,160
Clearfield Manor
Crystal Springs
East Farm Village
Grant Park/Ormewood Park
Lakeside Apartments
Landmark Towers                                              (12,392)         12,392
Magnolia State Apts.
New Haven Plaza                                              (65,198)         65,198
Pennbrook Apartments
Redfern Grove Apartments       116,049                       (15,090)         49,936        150,895
Saturn Apartments
Sugar River Mills
Valebrook
Westward Ho Apartments
Willow Wick Apartments
                            ----------     -----------     ---------      ----------     ----------
                            $1,006,583     $    -          $(130,953)     $  532,359     $1,407,989
                            ==========     ===========     =========      ==========     ==========

                                                                        SCHEDULE
                                                                     (Continued)


                      REAL ESTATE ASSOCIATES LIMITED II
             INVESTMENTS IN, EQUITY IN EARNINGS OF AND DIVIDENDS
                  RECEIVED FROM AFFILIATES AND OTHER PERSONS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


NOTES:        1.     Equity in losses represents the Partnership's allocable
                     share of the net loss from the limited partnerships for the year. Equity in losses of the limited partnerships will be recognized until the investment balance is reduced to zero or a negative balance equal to further commitments by the Partnership.

              2. Cash distributions from the limited partnerships are treated as a return on the investment and reduce the investment balance until such time as the investment is reduced to zero or a negative balance equal to further commitments by the Partnership. Distributions subsequently received will be recognized as income.

                                                                    SCHEDULE III

                      REAL ESTATE ASSOCIATES LIMITED II
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL II HAS INVESTMENTS
                              DECEMBER 31, 1993




                                                                    Buildings, Furnishings
                                                                      & Equipment-Initial
                                                                      Cost to Partnership
                                 Number    Outstanding                and Amount Carried
                                   of       Mortgage                     at Close of                     Accumulated   Construction
   Partnership/Location          Units        Loan            Land          Period              Total    Depreciation     Period
   --------------------          ------    -----------     ---------- -------------------  ------------  ------------  ------------
Azalea Court Apts.                  48     $ 1,011,997     $   62,500     $  1,230,200     $  1,292,700   $   688,961   10/80-3/81
 Theodore, AL

Berger Apartments                  144       4,780,866        156,386        7,385,893        7,542,279     3,745,844    2/80-1/81
 New Haven, Connecticut

Branford Elderly Hsng.              38       1,087,441        138,000        1,526,440        1,664,440       494,095    6/80-4/81
 Branford, Connecticut

Castlewood Apartments               96       3,075,788        270,422        3,177,727        3,448,149     2,028,968   10/80-9/81
 Davenport, Iowa

Cherrywood/Saturn Apartments        78       3,317,365        146,186        2,426,463        2,572,649     1,655,628    9/79-4/80
 Twin Falls/Idaho Falls, Idaho

Clearfield Manor                    40       1,116,371         50,000        1,262,553        1,312,553       760,310  10/80-10/81
 Clearfield, KY

Crystal Springs Apts.               28         635,367         35,835          768,457          804,292       510,194    7/80-3/81
 Crystal Springs, MS

East Farm Village                  240       9,343,769        291,416       12,823,050       13,114,466     6,284,286    9/79-8/81
 East Haven, Connecticut

Grant Park/Ormewood Park           188       4,739,463        299,193        6,107,533        6,406,726     3,044,548    3/80-2/81
 Atlanta, Georgia

Lakeside Apartments                 48       1,745,000        115,366        1,546,477        1,661,843     1,484,826   10/80-6/81
 Mishawaka, IN

Landmark Towers                     40       1,021,510         38,700        1,511,107        1,549,807     1,239,600   4/79-10/80
 Nampa, Idaho

Magnolia State Apts.                60       1,224,344         57,165        1,524,094        1,581,259       825,199    3/80-8/80
 Gulfport, MS

New Haven Plaza                    344      10,684,120      1,250,000       12,597,416       13,847,416     7,774,377   12/78-2/81
 Far Rockaway, New York

Pennbrook Apartments               108       2,998,585         64,256        3,376,911        3,441,167     1,665,425    7/80-6/81
 Owasso, Michigan

Redfern Grove Apts.                 72       1,907,949        216,022        2,708,523        2,924,545     1,503,775    7/80-7/81
 E. Providence, RI

Sugar River Mills                  162       7,482,935        225,828        9,174,762        9,400,590     3,983,328    2/81-4/82
 Claremon, NH

The Biltmore                       231       9,850,768        754,973       11,317,049       12,072,022     4,067,885    9/80-9/81
 Dayton, Ohio

Valebrook Assoc.                   151       4,111,487         88,886        6,204,784        6,293,670     5,133,530    2/79-7/80
 Lawrence, Massachusetts

Westward Ho Apartments             290      12,620,416      1,040,000       14,878,201       15,918,201     7,077,288   4/80-12/81
 Phoenix, Arizona

Willow Wick Apts.                   24         432,988         21,675          616,007          637,682       428,824    9/80-5/81
 Centre, AL
                                 -----     -----------     ----------     ------------     ------------   -----------
TOTAL                            2,430     $83,188,529     $5,322,809     $102,163,647     $107,486,456   $54,396,891
                                 =====     ===========     ==========     ============     ============   ===========

                                                                    SCHEDULE III
                                                                     (Continued)


                       REAL ESTATE ASSOCIATES LIMITED II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                     HELD BY LOCAL LIMITED PARTNERSHIPS IN
                         WHICH REAL II HAS INVESTMENTS
                               DECEMBER 31, 1995


NOTES:      1.  Each local limited partnership has developed, owns and operates the housing project. Substantially all project costs, including construction period interest expense, were capitalized by the limited partnerships.

            2. Depreciation is provided for by various methods over the estimated useful lives of the projects. The estimated composite useful lives of the buildings are generally from 25 to 40 years.

            3.  Investments in property and equipment:

                                                                           Buildings,
                                                                           Furnishings
                                                                               And
                                                      Land                  Equipment                Total
                                                  ------------            ------------           ------------
Balance at January 1, 1993                         $ 5,297,787            $100,162,827           $105,460,614

Net additions during 1993                                5,222                 416,375                421,597
                                                  ------------            ------------           ------------

Balance at December 31, 1993                         5,303,009             100,579,202            105,882,211

Net additions during 1994                              (14,700)                681,287                666,587
                                                  ------------            ------------           ------------

Balance at December 31, 1994                         5,288,309             101,260,489            106,548,798

Net additions during 1995                               34,500                 903,158                937,658
                                                  ------------            ------------           ------------

Balance at December 31, 1995                      $  5,322,809             $102,163,647           $107,486,456
                                                  ============             ============           ============

                                                                    SCHEDULE III
                                                                     (Continued)


                       REAL ESTATE ASSOCIATES LIMITED II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                     HELD BY LOCAL LIMITED PARTNERSHIPS IN
                         WHICH REAL II HAS INVESTMENTS
                               DECEMBER 31, 1995

                                                   Buildings,
                                                   Furnishings
                                                      And
                                                   Equipment
                                                  ------------
Accumulated Depreciation:
- -------------------------

Balance at January 1, 1993                        $ 44,982,303

Net additions during 1993                            3,185,832
                                                  ------------

Balance at December 31, 1993                        48,168,135

Net additions during 1994                            3,148,337
                                                  ------------

Balance at December 31, 1994                        51,316,472

Net additions during 1995                            3,080,419
                                                  ------------

Balance at December 31, 1995                      $ 54,396,891
                                                  ============

PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL ESTATE ASSOCIATES LIMITED II (the "Partnership") has no directors or executive officers of its own.

National Partnership Investment Corp. ("NAPICO" or "the Managing General Partner") is a wholly-owned subsidiary of Casden Investment Corporation, an affiliate of The Casden Company. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 66, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. In 1963, he was the winner of the Snyder Award, the highest annual award offered by the National Association of Real Estate Boards for Best Exchange. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Mr. Boxenbaum was a member of the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 44, President and a director of NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments.

From February 1979 to October 1980, Mr. Nelson held the position of Associate General Counsel at Western Consulting Group, Inc., private residential and commercial real estate syndicators. Prior to that time, Mr. Nelson was engaged in the private practice of law in Los Angeles. Mr. Nelson received his Bachelor of Arts degree from the University of Wisconsin and is a graduate of the University of Colorado School of Law. He is a member of the State Bar of California and is a licensed real estate broker in California and Texas.

ALAN I. CASDEN, 50, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Company. Prior to that, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also chairman of Mayer Management, Inc., a real estate
management firm.   Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, and the President's Council of the California Building Industry Association. He also serves on the advisory board to the School of Accounting of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

HENRY C. CASDEN, 52, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould.
From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

BRIAN D. GOLDBERG, 32, Chief Financial Officer of The Casden Company and a director of NAPICO.

Mr. Goldberg joined The Casden Company in 1990 as Vice President of Finance and became Chief Financial Officer in March 1991. Prior to joining The Casden Company, Mr. Goldberg was with Arthur Andersen & Co., an international public accounting firm, from August 1985 until July 1990 in their Los Angeles office. He received his bachelor of science degree in Accounting from the University of Denver. Mr. Goldberg is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

SHAWN HORWITZ, 36, Executive Vice President and Chief Financial Officer.

Mr. Horwitz joined NAPICO in 1990 and is responsible for the financial affairs of NAPICO and the limited partnerships sponsored by NAPICO. Prior to joining NAPICO, Mr. Horwitz was President for approximately one year of Star Sub Shops, Inc., a corporation engaged in the business of selling fast food franchises, was an audit manager in the real estate industry group for Altschuler, Melvin & Glasser for six years, and was an auditor with Arthur Young & Co. for 3 years.

Mr. Horwitz received his Bachelor of Commerce degree in accounting from Rhodes University in South Africa and is a member of the Illinois Society of Certified Public Accountants, the American Institute of Certified Public Accountants and the South African Institute of Chartered Accountants.

BOB SCHAFER, 54, Vice President and Corporate Controller.

Mr. Schafer joined NAPICO in 1984 and is the Corporate Controller responsible for the financial reporting function of the Company. Prior to this, he was a Group and Division Controller at Bergen Brunswig for over eight years, Controller at a Flintkote subsidiary for over four years, and Assistant Controller at an electronics subsidiary of General Electric for two years.

Mr. Schafer is a member of the California Society of Certified Public Accountants. He holds a Bachelor of Science degree in accounting from Woodbury University, Los Angeles.

PATRICIA W. TOY, 66, Senior Vice President - Communications and Assistant Secretary

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 35, Executive Vice President, General Counsel and Assistant Secretary.

Mr. Walther joined NAPICO in 1987 and is responsible for the legal affairs of the NAPICO sponsored limited partnerships. Prior to joining NAPICO, Mr. Walther worked in the San Francisco law firm of Browne and Kahn which specialized in construction litigation. Mr. Walther received his Bachelor of Arts Degree in Political Science from the University of California, Santa Barbara and is a graduate of the University of California, Davis, School of Law. He is a member of the State Bar of Hawaii.

ITEM 11.      MANAGEMENT REMUNERATION AND TRANSACTIONS:

Real Estate Associates Limited II has no officers, employees, or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to pay the Corporate General Partner an annual management fee. The annual management fee is approximately equal to
 .4% of the invested assets, including the Partnership's allocable share of the mortgages related to real estate properties held by local limited partnerships. The fee is earned beginning in the month the Partnership makes its initial contribution to the limited partnership. In addition, the Partnership reimburses the Corporate General Partner for certain expenses.

An affiliate of the Corporate General Partner is responsible for the on-site property management for certain properties owned by the limited partnerships in which the Partnership has invested.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a)       Security Ownership of Certain Beneficial Owners

          The general partners own all of the outstanding general partnership interests of REAL II; no person is known to own beneficially in excess of 5% of the outstanding Limited Partnership Interests.

(b)       At December 31, 1995, security ownership of management is as listed:

                                                                                               Percentage of
                                                                                                Outstanding
                                                                      Amount and                  Limited
                                       Name of                         Nature of                Partnership
Title of Class                          Owner                      Beneficial Owner              Interests
- --------------                         -------                     ----------------            ------------
Limited                       Charles H. Boxenbaum                     $ 30,000                      *
Partnership                   780 Latimer Road
Interest                      Santa Monica, CA 90402

Initial
Limited                       Patricia W. Toy                             4,550                      *
Partnership                   1782 Westridge Road
Interest                      Los Angeles, CA 90049

* Cumulative Limited Partnership Interest owned by corporate officers is less than 1% of outstanding Limited Partnership Interests.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors, or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The transactions with the Corporate General Partner are primarily in the form of fees paid by the Partnership to the general partner for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.

ITEM 14.      FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM
              8-K:

FINANCIAL STATEMENTS

Reports of Independent Public Accountants.

Balance Sheets as of December 31, 1995 and 1994.

Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1995, 1994 and 1993.

Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED II AND TO THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED II HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 1995, 1994 and
           1993.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1995.

The remaining schedules are omitted because the required information is included in the financial statements and notes thereto, or they are not applicable or not required.

EXHIBITS

(3) Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #266171 incorporated herein by reference.

(10) Material contracts: The registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated December 4, 1979, and the twenty-one contracts representing the Partnership investment in Local Limited Partnerships as previously filed at the Securities and Exchange Commission, File #266171, which is hereby incorporated by reference.

(13)     Annual report to security holders:  Pages ___ to ___.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1995.