Form 10-Q
period 1996-03-31
REAL ESTATE ASSOCIATES LTD II
filed 1996-05-17
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                        FOR QUARTER ENDED MARCH 31, 1996

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

                        REAL ESTATE ASSOCIATES LIMITED II

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Balance Sheets, March 31, 1996 and December 31, 1995 .....    1

                 Statements of Operations,
                      Three Months Ended, March 31, 1996 and 1995 .........    2

                 Statement of Partners' Equity
                      Three Months Ended March 31, 1996 ...................    3

                 Statements of Cash Flows,
                      Three Months Ended March 31, 1996 and 1995 ..........    4

                 Notes to Financial Statements ............................    5

        Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .................    8

PART II.  OTHER INFORMATION

        Item 1:  Legal Proceedings.........................................    9

        Item 6:  Exhibits and Reports and Form 8-K.........................    9

        Signatures.........................................................   10

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                         1996              1995
                                                      (Unaudited)       (Audited)
                                                      -----------      -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)          $ 2,227,173      $ 1,959,173

CASH AND CASH EQUIVALENTS (Note 1)                      1,720,496        1,862,711
                                                      -----------      -----------
          TOTAL ASSETS                                $ 3,947,669      $ 3,821,884
                                                      ===========      ===========

                 LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:

     Accounts payable                                 $    24,450      $    42,386
                                                      -----------      -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                     (178,863)        (180,300)
    Limited partners                                    4,102,082        3,959,798
                                                      -----------      -----------
                                                        3,923,219        3,779,498
                                                      -----------      -----------
           TOTAL LIABILITIES AND PARTNERS' EQUITY
                (DEFICIENCY)                          $ 3,947,669      $ 3,821,884
                                                      ===========      ===========

     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (Unaudited)

                                                         1996           1995
                                                       ---------      ---------
INTEREST INCOME                                        $  20,569      $   3,576
                                                       ---------      ---------

OPERATING EXPENSES:
      Legal and accounting                                39,023         37,940
      Management fees - general partner (Note 3)          99,420         99,420
      Administrative  (Note 3)                            13,725         15,369
                                                       ---------      ---------
                Total operating expenses                 152,168        152,729
                                                       ---------      ---------
LOSS FROM OPERATIONS                                    (131,599)      (149,153)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                      7,320           --

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                      268,000        180,000
                                                       ---------      ---------
NET INCOME                                             $ 143,721      $  30,847
                                                       =========      =========

NET INCOME PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                                $      13      $       3
                                                       =========      =========

     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1996

                                   (Unaudited)

                                          General        Limited
                                         Partners        Partners        Total
                                        ----------      ----------     ----------
PARTNERSHIP INTERESTS
      March 31, 1996                                        10,693
                                                        ==========

EQUITY (DEFICIENCY),
      January 1, 1996                   $ (180,300)     $3,959,798     $3,779,498

      Net loss for the three months
      ended March 31, 1996                   1,437         142,284        143,721
                                        ----------      ----------     ----------
EQUITY (DEFICIENCY),
      March 31, 1996                    $ (178,863)     $4,102,082     $3,923,219
                                        ==========      ==========     ==========

     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (Unaudited)

                                                              1996             1995
                                                           -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                          $   143,721      $    30,847
       Adjustments to reconcile net income to net cash
         used in operating activities:
            Equity in income of limited partnerships
                and amortization of acquisition costs         (268,000)        (180,000)
            Increase (decrease) in accounts payable            (17,936)          16,247
                                                           -----------      -----------
                Net cash used in operating activities         (142,215)        (132,906)
                                                           -----------      -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               1,862,711        1,781,254
                                                           -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 1,720,496      $ 1,648,348
                                                           ===========      ===========

     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL

        The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1995 prepared by Real Estate Associates Limited II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and changes in cash flows for the three months then ended.

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

                                 MARCH 31, 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

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

        The following is a summary of the investments in limited partnerships as of March 31, 1996:

        Balance, beginning of period                                 $1,959,173
        Amortization of acquisition costs                                (2,000)
        Equity in income of limited partnerships                        270,000
                                                                     ----------
        Balance, end of period                                       $2,227,173
                                                                     ==========

        The following are unaudited combined estimated statements of operations for the three months ended March 31, 1996 and 1995 for the limited partnerships in which the Partnership has investments:

                                                  1996                  1995
                                                ----------           ----------
         INCOME
             Rental and other                   $5,714,000           $5,601,000
                                                ----------           ----------
         EXPENSES
             Depreciation                          804,000              807,000
             Interest                            1,665,000            1,670,000
             Operating                           3,052,000            2,995,000
                                                ----------           ----------
                                                 5,521,000            5,472,000
                                                ----------           ----------
             Net income                         $  193,000           $  129,000
                                                ==========           ==========

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1996

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4% of the originals invested assets of the limited partnerships. For the three months ended 1996 and 1995, the fee was $99,420.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $7,473 for the three months ended March 31, 1996 and 1995, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

        The corporate general partner is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

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

        Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .4 percent of invested assets is payable to the corporate general partner. Operating expenses are consistent with the prior year.

        The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships.

        Equity in income of limited partnerships is approximately $268,000 and $180,000 for the three months ended March 31, 1996 and 1995, respectively. The income is principally attributable to the fact that equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment accounts are reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        Joseph Alizio v. Peter Perpignano, New Haven Plaza Associates, Real Estate Associates Limited II, National Partnership Investments Corp. and National Partnership Associates, Supreme Court of the State of New York, County of Nassau, Case No. 1776-94. On January 21, 1994, the Plaintiff filed a lawsuit seeking to dissolve the New Haven Local Partnership, alleging that he was denied his pro rata share of the capital contribution, management fees, consultants fees and profits. REAL II filed a motion to dismiss the complaint which motion was granted on November 10, 1994. The case, however, is now on appeal.

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

                                 MARCH 31, 1996

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

                                   REAL ESTATE ASSOCIATES LIMITED II
                                   (a California limited partnership)


                                   By:  National Partnership Investments Corp.,
                                        General Partner




                                   Date:
                                        ---------------------------------



                                   By:
                                       ----------------------------------
                                        Bruce Nelson
                                        President




                                   Date:
                                        ---------------------------------



                                   By:
                                        ----------------------------------
                                        Shawn Horwitz
                                        Executive Vice President and
                                        Chief Financial Officer