Form 10-Q
period 1996-06-30
REAL ESTATE ASSOCIATES LTD II
filed 1996-08-16
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                        FOR QUARTER ENDED JUNE 30, 1996

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

                              Yes  X     No______

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements
              Balance Sheets, June 30, 1996 and December 31, 1995   . . . .  1

              Statements of Operations,
                     Six and Three  Months Ended, June 30, 1996 and 1995     2

              Statement of Partners' Equity
                     Six Months Ended June 30, 1996   . . . . . . . . . . .  3

              Statements of Cash Flows,
                     Six Months Ended June 30, 1996 and 1995    . . . . . .  4

              Notes to Financial Statements   . . . . . . . . . . . . . . .  5

       Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations    . . . . . . . .  8


PART II.  OTHER INFORMATION

       Item 1:  Legal Proceedings   . . . . . . . . . . . . . . . . . . . .  9

       Item 6:  Exhibits and Reports and Form 8-K   . . . . . . . . . . . .  9

       Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS


                                                   1996              1995
                                                (Unaudited)        (Audited)
                                                ------------    -------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)    $  2,405,551     $  1,959,173

CASH AND CASH EQUIVALENTS (Note 1)                 1,826,718        1,862,711
                                                -------------    -------------

          TOTAL ASSETS                          $  4,232,269     $  3,821,884
                                                ============     ============


                LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:

     Accounts payable                           $      1,807    $      42,386
                                                 ------------     ------------



COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                (175,790)        (180,300)
    Limited partners                               4,406,252        3,959,798
                                                 ------------     ------------

                                                   4,230,462        3,779,498
                                                 ------------     ------------

          TOTAL LIABILITIES AND PARTNERS'
            EQUITY (DEFICIENCY)                  $  4,232,269     $  3,821,884
                                                 ============     ============



    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995



                                              Six months   Three months        Six months  Three months
                                               ended            ended           ended          ended
                                            June 30, 1996   June 30, 1996   June 30, 1995  June 30, 1995
                                           --------------  --------------  --------------  --------------
INTEREST INCOME                              $    40,787    $     20,217    $     34,011    $     30,435
                                             ------------   ------------    ------------    ------------

OPERATING EXPENSES:
      Legal and accounting                        51,761          12,738          47,079           9,138
      Management fees - general partner          198,840          99,420         198,840          99,420
      Administrative  (Note 3)                    27,853          14,129          31,567          16,198
                                             -----------    ------------    ------------    ------------

    Total operating expenses                     278,454         126,287         277,486         124,756
                                             -----------    ------------    ------------    ------------

LOSS FROM OPERATIONS                            (237,667)       (106,070)       (243,475)        (94,321)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED
      AS INCOME (Note 2)                         152,631         145,311          87,668          87,668

EQUITY IN INCOME OF
      LIMITED PARTNERSHIPS
       AND AMORTIZATION OF
      ACQUISITION COSTS (Note 2)                 536,000         268,000         360,000         180,000
                                             -----------    ------------    ------------    ------------

NET INCOME                                   $   450,964    $    307,241    $    204,193    $    173,347
                                             ===========    ============    ============    ============


NET INCOME PER LIMITED
      PARTNERSHIP INTEREST
       (Note 1)                              $        42    $         29    $         19    $         16
                                             ===========    ============    ============    ============


    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1996

                                  (Unaudited)


                                        General          Limited
                                        Partners         Partners          Total
                                      -----------      -----------      -----------
PARTNERSHIP INTERESTS
   June 30, 1996                                           10,693
                                                       ==========


EQUITY (DEFICIENCY),
   January 1, 1996                   $  (180,300)     $ 3,959,798      $ 3,779,498

   Net income for the six months
   ended June 30, 1996                     4,510          446,454          450,964
                                     -----------      -----------      -----------

EQUITY (DEFICIENCY),
   June 30, 1996                     $  (175,790)     $ 4,406,252      $ 4,230,462
                                     ===========      ===========      ===========


    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)


                                                           1996              1995
                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $    450,964     $    204,193
   Adjustments to reconcile net income to net cash
     used in operating activities:
        Equity in income of limited partnerships
            and amortization of acquisition costs         (536,000)        (360,000)
        Increase (decrease) in accounts payable            (40,579)           5,127
                                                     -------------    -------------

            Net cash used in operating activities         (125,615)        (150,680)
                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from limited partnerships
        recognized as return of capital                     89,622            -
                                                     -------------    -------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                  (35,993)        (150,680)
                                                     -------------    -------------


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           1,862,711        1,781,254
                                                     -------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $   1,826,718    $   1,630,574
                                                     =============    =============


    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)

                                                           1996              1995
                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $    450,964     $    204,193
   Adjustments to reconcile net income to net cash
     used in operating activities:
        Equity in income of limited partnerships
            and amortization of acquisition costs         (536,000)        (360,000)
        Increase (decrease) in accounts payable            (40,579)           5,127
                                                       ------------     ------------

            Net cash used in operating activities         (125,615)        (150,680)
                                                       ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from limited partnerships
        recognized as return of capital                     89,622            -
                                                       ------------     ------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                  (35,993)           -
                                                       ------------     ------------


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           1,862,711        1,781,254
                                                       ------------     ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $   1,826,718    $   1,630,574
                                                       ============     ============


    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1996


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

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations and changes in cash flows for the six months then ended.

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

                                 JUNE 30, 1996

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

       The following is a summary of the investments in limited partnerships as of June 30, 1996:

        Balance, beginning of period                                $1,959,173
        Amortization of acquisition costs                               (4,000)
        Cash distribution recognized as return of capital               89,622
        Equity in income of limited partnerships                       540,000
                                                                  ------------

        Balance, end of period                                    $  2,405,551
                                                                  ============

         The following are unaudited combined estimated statements of operations for the six months ended June 30, 1996 and 1995 for the limited partnerships in which the Partnership has investments:

                                       Six months         Three months        Six months         Three months
                                          ended               ended              ended               ended
                                      June 30, 1996       June 30, 1996      June 30, 1995       June 30, 1995
                                      -------------       -------------      -------------       -------------
        INCOME
            Rental and other          $11,407,000         $5,704,000          $11,202,000          $5,601,000
                                      -----------         ----------          -----------          ----------

        EXPENSES
            Depreciation                1,602,000            801,000            1,614,000             807,000
            Interest                    3,334,000          1,667,000            3,340,000           1,670,000
            Operating                   6,112,000          3,056,000            5,990,000           2,995,000
                                        ---------          ---------         ------------         -----------

                                       11,048,000          5,524,000           10,944,000           5,472,000
                                       ----------          ---------          -----------         -----------

         NET INCOME                  $    359,000        $   180,000         $    258,000        $    129,000
                                     ============        ===========         ============        ============

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 JUNE 30, 1996


NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4% of the originals invested assets of the limited partnerships. For the six months ended June 30, 1996 and 1995, the fee was $198,840.

         Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $15,000 for the six months ended June 30, 1996 and 1995, and is included in administrative expenses.

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

                                 JUNE 30, 1996


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

         Equity in income of limited partnerships is approximately $540,000 and $360,000 for the six months ended June 30, 1996 and 1995, respectively. The increase is principally attributable to the fact that equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment accounts are reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

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

                                 JUNE 30, 1996


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

                                 JUNE 30, 1996


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


       REAL ESTATE ASSOCIATES LIMITED II
       (a California limited partnership)


              By:    National Partnership Investments
                     Corp., General Partner



              Date:
                   -------------------------------------------------



              By:
                     -----------------------------------------------
                     Bruce Nelson
                     President




              Date:
                    ------------------------------------------------



              By:
                     -------------------------------------------------
                     Shawn Horwitz
                     Executive Vice President and
                     Chief Financial Officer