Form 10-Q
period 1996-09-30
REAL ESTATE ASSOCIATES LTD II
filed 1996-11-14
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the Quarterly Period Ended SEPTEMBER 30, 1996

                         Commission File Number 2-66171

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A California Limited Partnership)

                 I.R.S. Employer Identification No. 95-3547609

                        9090 WILSHIRE BLVD., SUITE 201,
                          BEVERLY HILLS, CALIF.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No
                                  ----      ----

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheets, September 30, 1996 and December 31, 1995   . . . . . . . . . . . . . . . . . 1

               Statements of Operations,
                    Nine and Three  Months Ended, September 30, 1996 and 1995   . . . . . . . . . . . . . . 2

               Statement of Partners' Equity
                    Nine Months Ended September 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . 3

               Statements of Cash Flows,
                    Nine Months Ended September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . 4

               Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

      Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations    . . . . . . . . . . . . . . . . . . . . . . . . . 8


PART II.  OTHER INFORMATION

      Item 1:  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

      Item 6:  Exhibits and Reports and Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

      Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                     ASSETS


                                                       1996              1995
                                                    (Unaudited)        (Audited)
                                                   -------------     -------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)       $  2,623,806      $  1,959,173

CASH AND CASH EQUIVALENTS (Note 1)                    1,928,838         1,862,711
                                                   -------------     -------------

          TOTAL ASSETS                             $  4,552,644      $  3,821,884
                                                   =============     =============


                LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:

     Accounts payable                              $      4,206      $     42,386
                                                   -------------     -------------



COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                   (172,611)         (180,300)
    Limited partners                                  4,721,049         3,959,798
                                                   -------------     -------------

                                                      4,548,438         3,779,498
                                                   -------------     -------------

     TOTAL LIABILITIES AND PARTNERS' EQUITY
                (DEFICIENCY)                       $  4,552,644      $  3,821,884
                                                   =============     =============


The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



                                               Nine months     Three months       Nine months      Three months
                                                  ended            ended             ended             ended
                                              Sept. 30, 1996    Sept. 30, 1996    Sept. 30, 1995   Sept. 30, 1995
                                             --------------    --------------    --------------    --------------
INTEREST INCOME                             $       58,425     $      17,638     $      56,415     $      22,404
                                             --------------    --------------    --------------    --------------

OPERATING EXPENSES:
      Legal and accounting                          56,612             4,852                -                 -
      Management fees - general partner            298,260            99,420           298,260            99,420
      Administrative  (Note 3)                      41,015            13,161            96,927            18,282
                                             --------------    --------------    --------------    --------------

        Total operating expenses                   395,887           117,433           395,187           117,702
                                             --------------    --------------    --------------    --------------

LOSS FROM OPERATIONS                              (337,462)          (99,795)         (338,772)          (95,298)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED
      AS INCOME (Note 2)                           302,402           149,771           166,313            78,646

EQUITY IN INCOME OF
      LIMITED PARTNERSHIPS
      AND AMORTIZATION OF
      ACQUISITION COSTS (Note 2)                   804,000           268,000           540,000           180,000
                                             --------------    --------------    --------------    --------------

NET INCOME                                   $     768,940     $     317,976     $     367,541     $     163,348
                                             ==============    ==============    ==============    ==============


NET INCOME PER LIMITED
      PARTNERSHIP INTEREST
       (Note 1)                              $          72     $          30     $          34     $          15
                                             ==============    ==============    ==============    ==============


The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                  (Unaudited)


                                          General          Limited
                                          Partners         Partners          Total
                                        ------------     ------------     ------------
PARTNERSHIP INTERESTS
   September 30, 1996                                         10,693
                                                         ============


EQUITY (DEFICIENCY),
   January 1, 1996                      $  (180,300)     $ 3,959,798      $ 3,779,498

   Net income for the nine months
   ended September 30, 1996                   7,689          761,251          768,940
                                        ------------     ------------     ------------

EQUITY (DEFICIENCY),
   September 30, 1996                   $  (172,611)     $ 4,721,049      $ 4,548,438
                                        ============     ============     ============


The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)



                                                          1996          1995
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                          $  768,940    $  367,541
   Adjustments to reconcile net income to net cash
     used in operating activities:
        Equity in income of limited partnerships
            and amortization of acquisition costs        (804,000)     (540,000)
        Decrease in accounts payable                      (38,180)       (6,919)
                                                        ---------    ----------

            Net cash used in operating activities         (73,240)     (179,378)
                                                        ---------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from limited partnerships
        recognized as return of capital                   139,367       303,640
                                                        ---------    ----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                  66,127       124,262


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          1,862,711     1,781,254
                                                       ----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $1,928,838    $1,905,516
                                                       ==========    ==========



The accompanying notes are an integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         The following is a summary of the investments in limited partnerships as of September 30, 1996:

         Balance, beginning of period                            $1,959,173
         Amortization of acquisition costs                           (6,000)
         Cash distribution recognized as return of capital         (139,367)
         Equity in income of limited partnerships                   810,000
                                                                 ----------

         Balance, end of period                                  $2,623,806
                                                                 ==========

                          REAL ESTATE ASSOCIATES LIMITED II
                          (A CALIFORNIA LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  SEPTEMBER 30, 1996


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1996 and 1995 for the limited partnerships in which the Partnership has investments:

                                       Nine months        Three months        Nine months       Three months
                                          ended               ended              ended              ended
                                     Sept. 30, 1996      Sept. 30, 1996     Sept. 30, 1995     Sept. 30,1995
                                     --------------      --------------     --------------     -------------
        REVENUES
            Rental and other           $17,112,000         $5,704,000         $16,803,000        $5,601,000
                                       -----------         ----------         -----------        ----------

        EXPENSES
            Depreciation                 2,403,000            801,000           2,421,000           807,000
            Interest                     5,001,000          1,667,000           5,010,000         1,670,000
            Operating                    9,168,000          3,056,000           8,985,000         2,995,000
                                       -----------         ----------         -----------        ----------

                                        16,572,000          5,524,000          16,416,000         5,472,000
                                       -----------         ----------         -----------        ----------

         NET INCOME                    $   540,000         $  180,000         $   387,000        $  129,000
                                       ===========         ==========         ===========        ==========

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4% of the originals invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For the nine months ended September 30, 1996 and 1995, the fee was $298,260.


        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $24,121 and $22,419 for the nine months ended September 30, 1996 and 1995, respectively, and is included in administrative expenses.

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

                               SEPTEMBER 30, 1996


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

                               SEPTEMBER 30, 1996


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

         Equity in income of limited partnerships is approximately $810,000 and $546,000 for the nine months ended September 30, 1996 and 1995, respectively. The increase is principally attributable to the fact that equity in losses of limited partnerships are recognized in the financial statements until the limited partnership investment accounts are reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

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

                               SEPTEMBER 30, 1996


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

                               SEPTEMBER 30, 1996


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


                   REAL ESTATE ASSOCIATES LIMITED II
                   (a California limited partnership)


                   By:  National Partnership Investments
                        Corp., General Partner



                   Date:
                        --------------------------------------------



                   By:
                        --------------------------------------------
                        Bruce Nelson
                        President




                   Date:
                         -------------------------------------------



                   By:
                        -------------------------------------------
                        Shawn Horwitz
                        Executive Vice President and
                        Chief Financial Officer