Form 10-K405
period 1996-12-31
REAL ESTATE ASSOCIATES LTD II
filed 1997-04-04
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  For the Fiscal Year Ended DECEMBER 31, 1996

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

REAL II holds limited partnership interests in twenty-one local limited partnerships as of December 31, 1996. Each of the local partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

In order to stimulate private investment in low income housing, the federal government and certain state and local agencies have provided significant ownership incentives, including among others, interest subsidies, rent supplements, and mortgage insurance, with the intent of reducing certain market risks and providing investors with certain tax benefits, plus limited cash distributions and the possibility of long- term capital gains. There remain, however, significant risks. The long-term nature of investments in government assisted housing limits the ability of REAL II to vary its portfolio in response to changing economic, financial and investment conditions. Such investments are also subject to changes in local economic circumstances and housing patterns, as well as rising operating costs, vacancies, rent collection difficulties, energy shortages and other factors which have an impact on real estate values. These projects also require greater management expertise and may have higher operating expenses than conventional housing projects.

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

During 1996, the projects in which REAL II had invested were substantially rented. The following is a schedule of the status as of December 31, 1996, of the projects owned by local limited partnerships in which REAL II is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL II HAS AN INVESTMENT
                               DECEMBER 31, 1996

                                                         Units Authorized
                                                            For Rental
                                                         Assistance Under
                                                           Section 8 or
                                                            Other Rent
                                         No. of             Supplement        Units           Percentage of
Name & Location                          Units                Program        Occupied          Total Units
---------------                          -----           ---------------     --------         -------------
Azalea Court                               48                   4/ 19               46                 96%
Theodore, AL

Berger Apts.                              144                 144/  0              144                100%
New Haven, CT

Biltmore                                  231                 231/  0              210                 91%
Dayton, OH

Branford Elderly                           38                  38/  0               38                100%
Branford, CT

Castlewood Apts.                           96                  96/  0               89                 93%
Davenport, IA

Cherrywood Apts.                           40                  40/  0               39                 98%
Twin Falls, ID

Clearfield Manor                           40                  40/  0               39                 98%
Clearfield, KY

Crystal Springs                            28                   0/ 28               28                100%
Crystal Springs, MS

East Farm Vlg.                            240                 240/  0              240                100%
East Haven, CT

Grant Park and                            188                 188/  0              188                100%
Ormewood Park
Atlanta, GA

Lakeside Apts.                             48                  48/  0               48                100%
Mishawaka, IN

Landmark Towers                            40                  40/  0               40                100%
Nampa, ID

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL II HAS AN INVESTMENT
                               DECEMBER 31, 1996
                                  (CONTINUED)

                                                          Units Authorized
                                                             For Rental
                                                          Assistance Under
                                                            Section 8 or
                                                             Other Rent
                                        No. of               Supplement           Units       Percentage of
Name & Location                          Units                Program            Occupied      Total Units
---------------                          -----           ---------------         --------     -------------
Magnolia State                            60                0/ 38                  58               98%
Gulfport, MS

New Haven Plaza                          344              344/  0                 341               99%
Far Rockaway, NY

Pennbrook Apts.                          108              108/  0                 100               93%
Owosso, MI

Redfern Grove Apts.                       72               72/  0                  71               99%
E. Providence, RI

Saturn Apts.                              38               38/  0                  38              100%
Idaho Falls, ID

Sugar River Mills                        162              162/  0                 161               99%
Claremont, NH

Valebrook                                151              151/  0                 151              100%
Lawrence, MA

Westward Ho Apts.                        290              289/  0                 275               95%
Phoenix, AZ

Willow Wick Apts.                         24                0/  5                  18               75%
Centre, AL

                                    --------       --------------           ---------           -------

TOTALS                                 2,430            2,273/ 90               2,362               97%
                                       =====            =========              ======

ITEM 2.       PROPERTIES:

Through its investments in local limited partnerships, REAL II holds interests in real estate properties. See Item 1 and Schedule XI for information pertaining to these properties.

ITEM 3.       LEGAL PROCEEDINGS:

As of December 31, 1996, REAL II's Corporate General Partner was a plaintiff or defendant in several lawsuits. In addition, REAL II is involved in the following lawsuits. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

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


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by Lehman Brothers Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1996 there were 1,676 registered holders of units in REAL II. No distributions have been made from the inception of the Partnership to December 31, 1996. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

ITEM 6.  SELECTED FINANCIAL DATA:



                                                      Year Ended December 31,
                           -------------------------------------------------------------------------
                                1996            1995           1994          1993            1992
                                ----            ----           ----          ----            ----
Loss from operations       $ (449,123)     $ (474,179)    $ (492,294)    $ (508,753)    $  (514,946)

Distributions from
   Limited Partnerships
   Recognized as Income       113,203         172,189        796,658        270,938         263,586

Equity in Income of
   Limited Partnerships
   and Amortization of
   Acquisition Costs        1,154,755       1,172,891        734,711        532,359         389,465
                           ----------      ----------     ----------     ----------     -----------
Net Income                 $  818,835      $  870,901     $1,039,075     $  294,544     $   138,105
                           ==========      ==========     ==========     ==========     ===========
Net Income per limited
   Partnership Interest    $       77      $       81     $       96     $       27     $        13
                           ==========      ==========     ==========     ==========     ===========
Total assets               $4,630,145      $3,821,884     $2,917,236     $1,873,009     $ 1,585,971
                           ==========      ==========     ==========     ==========     ===========
Investments in Limited
   Partnerships            $2,808,190      $1,959,173     $1,135,982     $1,407,989     $ 1,006,583
                           ==========      ==========     ==========     ==========     ===========

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

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A California limited partnership)

                             FINANCIAL STATEMENTS,
                         FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                               DECEMBER 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited II
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited II (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 23 percent and 33 percent of total assets as of December 31, 1996 and 1995, respectively, and the equity in income of these limited partnerships represents 33 percent, 59 percent and 51 percent of the total net income of the Partnership for the years ended December 31, 1996, 1995 and 1994, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 26, 1997

               [LOGO]


[DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Azalea Court Investment Group, Ltd.
Theodore, Alabama

I have audited the accompanying balance sheets of Azalea Court Investment Group, Ltd., a limited partnership, RHS Project No.: 01-049-630805993 as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Azalea Court Investment Group, Ltd., RHS Project No.: 01-049-630805993 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RHS 1930-8) Parts I through III for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated January 27, 1997 on my consideration of Azalea Court Investment Group, Ltd.'s internal control structure and a report dated January 27, 1997 on its compliance with laws and regulations.

/s/ DONALD W. CAUSEY, CPA, P.C.
January 27, 1997

          [LOGO]
[COOPERS & LYBRAND LETTERHEAD]

To the Partners of
New Haven Associates
 Limited Partnership:

REPORT OF INDEPENDENT ACCOUNTANTS

We have audited the accompanying balance sheet of New Haven Associates Limited Partnership, as of December 31, 1996, and the related statements of profit and loss, partners' capital (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the management of New Haven Associates Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Haven Associates Limited Partnership, as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have issued a report dated January 31, 1997 on our consideration of New Haven Associates Limited Partnership's internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.


/s/ COOPERS & LYBRAND

Boston, Massachusetts
January 31, 1997

                     [LOGO]
[DWORKEN, HILLMAN, LAMORTE & STERCZALA, P.C. LETTERHEAD]

Independent Auditors' Report

Partners
Branford Development Associates
(A Limited Partnership)
Branford, Connecticut

We have audited the accompanying balance sheet of Branford Development Associates (a limited partnership), Project No. 78-055M as of December 31, 1996, and the related statements of profit and loss (HUD Form 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Branford Development Associates (a limited partnership) as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 24, 1997, on our consideration of Branford Development Associates' (a limited partnership) internal control structure, and reports dated January 24, 1997, on its compliance with specific requirements applicable to Affirmative Fair Housing, and specific requirements applicable to nonmajor HUD program transactions.

The accompanying information contained on pages 12 through 16 is presented for additional analysis in accordance with the regulations of the U.S. Department of Housing and Urban Development and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ DWORKEN, HILLMAN, LAMORTE & STERCZALA, P.C.
January 24, 1997
Federal Tax ID# 06-1308345
C. Robert Hillman, CPA Principal

              [LOGO]
[LANDSMAN, FRANK AND BLOCH LETTERHEAD]

Independent Auditors' Report

To the Partners
Castlewood Associates
(An Iowa Limited Partnership)

     We have audited the accompanying balance sheets of Castlewood Associates (An Iowa Limited Partnership), FHA Project Number 07435170-LD-L8, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Castlewood Associates (An Iowa Limited Partnership) as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, we have also issued a report dated February 11, 1997 on our consideration of the Partnership's internal control structure and reports dated February 11, 1997 on its compliance with specific requirements applicable to major HUD programs and affirmative fair housing.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information (shown on pages 13 through 21) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ LANDSMAN, FRANK AND BLOCH
An Accountancy Corporation


Beverly Hills, California
February 11, 1997


Employer Identification
  Number 95-2783759

Audit Principal:
  Alan H. Salz, C.P.A.

             [LOGO]
[DELOITTE & TOUCHE LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Cherrywood Associates:

We have audited the accompanying balance sheets of Cherrywood Associates (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cherrywood Associates as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental data required by HUD included on pages 15 to 18 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Cherrywood Associates. This supplemental data is the responsibility of the General Partners. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997, on our consideration of Cherrywood Associates' internal control structure and a report dated January 31, 1997, on its compliance with laws and regulations.


/s/ DELOITTE & TOUCHE LLP

January 31, 1997

               [LOGO]
[DONALD W. CAUSEY, CPA, P.C LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Crystal Springs Associates, Ltd.
Crystal Springs, Mississippi

I have audited the accompanying balance sheets of Crystal Springs Associates, Ltd., a limited partnership, RHS Project No.: 28-015-630806036 as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crystal Springs Associates, Ltd., RHS Project No.: 28-015-630806036 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated January 25, 1997 on my consideration of Crystal Springs Associates, Ltd., internal control structure and a report dated January 25, 1997 on its compliance with laws and regulations.

/s/ DONALD W. CAUSEY, CPA, P.C

January 25, 1997

           [LOGO]
[COOPERS & LYBRAND LETTERHEAD]

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
East Haven Real Estate Associates
Limited Partnership:

We have audited the accompanying balance sheet of East Haven Real Estate Associates Limited Partnership as of December 31, 1996, and the related statements of profit and loss, partners' capital (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the management of East Haven Real Estate Associates Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of East Haven Real Estate Associates Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997 on our consideration of East Haven Real Estate Associates Limited Partnership's internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.


/s/ COOPERS & LYBRAND

Boston, Massachusetts
January 31, 1997

           [LOGO]
[COOPERS & LYBRAND LETTERHEAD]

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Atlanta Associates Limited Partnership:

We have audited the accompanying balance sheet of December 31, 1996, and the related statements of profit and loss, partners' capital (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the management of Atlanta Associates Limited Partnership.
Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlanta Associates Limited Partnership as of December 31, 1996, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997 on our consideration of Atlanta Associates Limited Partnership's internal control structure and a report dated January 31, 1997 on its compliance with laws and regulations.

/s/ COOPERS & LYBRAND

Boston, Massachusetts
January 31, 1997

          [LOGO]
[CROWE CHIZEK LETTERHEAD]

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENTS

To the Partners
Lakeside Apartments (Partnership)
South Bend, Indiana

We have audited the accompanying balance sheet of Lakeside Apartments (Partnership) as of December 31,1996, and the related statements of changes in partners' deficit, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeside Apartments (Partnership) as of December 31,1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 1997 on our consideration of the Partnership's internal control structure.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 12 through 25 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ CROWE CHIZEK AND COMPANY LLP

South Bend, Indiana
January 13, 1997

                [LOGO]
[LEAVITT, CHRISTENSEN & CO. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

February 5, 1997

Partners
Landmark Associates (a limited partnership)
Weiser, Idaho

We have audited the accompanying balance sheets of Landmark Associates (a limited partnership), as of December 31, 1996 and 1995, and the related statements of income, Partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landmark Associates as of December 3 1, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), we have also issued reports dated February 5, 1997 on our consideration of Landmark Associates (a limited partnership's) internal control structure, its compliance with laws and regulations, and its compliance with specific requirements.



/s/ LEAVITT, CHRISTENSEN & CO.

                [LOGO]
[DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Gulfport Associates, Ltd.
Gulfport, Mississippi

I have audited the accompanying balance sheets of GulLport Associates, Ltd., a limited partnership, RHS Project No.: 28-024-630806037 as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects the financial position of Gulfport Associates, Ltd., RHS Project No.: 28-024-630806037 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form FmHA 1930-8) Parts I through III for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated January 28, 1997 on my consideration of Gultport Associates, Ltd., internal control structure and a report dated January 28, 1997 on its compliance with laws and regulations.

/s/ DONALD W. CAUSEY, CPA, P.C.

January 28, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
New Haven Plaza Associates

We have audited the accompanying balance sheets of NEW HAVEN PLAZA ASSOCIATES (a New York limited partnership), FHA Project No. 012-35146-PM-L8 (the "Partnership") as of December 31, 1996 and 1995, and the related statements of income, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Haven Plaza Associates as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' deficiency, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of the Partnership's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional 1996 financial data shown on pages 13 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
February 17, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Pennbrook Apartments Associates

We have audited the accompanying balance sheets of PENNBROOK APARTMENTS ASSOCIATES (a limited partnership), FHA Project No. 048-35078-PM-L8 as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pennbrook Apartments Associates as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' deficiency, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of the Partnership's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional 1996 financial data shown on pages 13 through 20 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Los Angeles, California
February 17, 1997

             [LOGO]
[KPMG PEAT MARWICK LLP LETTERHEAD]

Report on Audited Financial Statements
and Supplementary Information

Independent Auditors' Report

The Partners
Redfern Grove Associates
(A Limited Partnership):

We have audited the accompanying balance sheet of Redfem Grove Associates (A Limited Partnership) (the "Partnership"), HUD Project No. RI-43-HO23-102, as of July 31, 1996, and the related statements of profit and loss (on HUD Form 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of July 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated September 13, 1996 on: our consideration of the Partnership's internal control structure, the Partnership's compliance with specific requirements applicable to major HUD programs, and the Partnership's compliance with specific requirements applicable to affirmative fair housing.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information included in Schedules 1 through 7 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ KPMG PEAT MARWICK LLP

September 13, 1996

           [LOGO]
[COOPERS & LYBRAND LETTERHEAD]

To the Partners of
Sugar River Mills Associates
(a Limited Partnership):


REPORT OF INDEPENDENT ACCOUNTANTS

We have audited the accompanying balance sheet of Sugar River Mills Associates (a Limited Partnership) as of December 31, 1996, and the related statements of profit and loss, partners' capital (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sugar River Mills Associates (a Limited Partnership) as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 11, 1997 on our consideration of Sugar River Mills Associates' (a Limited Partnership) internal control structure and a report dated February 11, 1997 on its compliance with laws and regulations.


/s/ COOPERS & LYBRAND

Boston, Massachusetts
February 11, 1997

            [LOGO]
[BDO SEIDMAN, LLP LETTERHEAD]

Independent Auditors' Report

To the Partners of
Valebrook Associates


We have audited the accompanying balance sheet of Valebrook Associates (A Limited Partnership) FHA Project No. MA 74-120, as of December 31, 1996 and the related statements of income, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valebrook Associates (A Limited Partnership) FHA Project No. MA74120 at December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


/s/ BDO SEIDMAN, LLP

February 5, 1997

                [LOGO]
[GRASS & COFFEY, C.P.A's, P.C. LETTERHEAD]

Independent Auditor's Report

To The Partners
Westward Ho Associates
Phoenix, Arizona

We have audited the accompanying balance sheets of FHA Project 12335106-PM-L8, Westward Ho Associates (A Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the Consolidated Audit Guide, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence-supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westward Ho Associates as of December 31, 1996 and 1995, and the results of its operations, changes in partners' equity and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Governmental Auditing Standards, we have issued a report dated January 9, 1997 on our consideration of Westward Ho's internal control structure and reports dated January 9, 1997 on its compliance with specific requirements applicable to Major HUD programs, specific requirements applicable to Affirmative Fair Housing, and Compliance with Laws and Regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary data shown on pages 18 to 32 is presented for purposes of additional analysis and is not a required part of the financial statements of Westward Ho Associates.
Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ GRASS & COFFEY, C.P.A.'s, P.C.

Phoenix, Arizona
January 9, 1997

             [LOGO]
[DONALD W. CAUSEY, CPA, P.C. LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Alabama Properties, Ltd. II
Centre, Alabama

I have audited the accompanying balance sheets of Alabama Properties, Ltd. II, a limited partnership, RHS Project No.: 01-010-630805991 as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States, and the U.S. Department of Agriculture, Farmers Home Administration Audit Program. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alabama Properties, Ltd. II, RHS Project No.: 01-010-630X05991 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Year End Report and Analysis (Form RHS 1930-8) Parts I through III for the year ended December 31, 1996 and 1995, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, I have also issued a report dated January 14, 1997 on my consideration of Alabama Properties, Ltd. II's internal control structure and a report dated January 14, 1997 on its compliance with laws and regulations.

/s/ DONALD W. CAUSEY, CPA, P.C.

January 14, 1997

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS


                                                               1996               1995
                                                           ----------          ----------
     INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)          $2,808,190          $1,959,173

     CASH AND CASH EQUIVALENTS (Note 1)                     1,821,955           1,862,711
                                                           ----------          ----------
               TOTAL ASSETS                                $4,630,145          $3,821,884
                                                           ==========          ==========

                                   LIABILITIES AND PARTNERS' EQUITY

     LIABILITIES:

          Accounts payable                                 $   31,812           $  42,386
                                                           ----------          ----------
     COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

     PARTNERS' EQUITY (DEFICIENCY):
         General partners                                    (172,112)           (180,300)
         Limited partners                                   4,770,445           3,959,798
                                                           ----------          ----------
                                                            4,598,333           3,779,498
                                                           ----------          ----------
                TOTAL LIABILITIES AND PARTNERS' EQUITY     $4,630,145          $3,821,884
                                                           ==========          ==========






   The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                       1996           1995            1994
                                                   ----------      ----------     ----------
INTEREST INCOME                                    $   74,125     $    79,206     $   29,192
                                                   ----------      ----------     ----------
OPERATING EXPENSES:
      Legal and accounting                             62,320          92,141         65,923
      Management fees - general partner (Note 3)      397,680         397,680        397,680
      Administrative  (Note 3)                         63,248          63,564         57,883
                                                   ----------      ----------     ----------
        Total operating expenses                      523,248         553,385        521,486
                                                   ----------      ----------     ----------

LOSS FROM OPERATIONS                                 (449,123)       (474,179)      (492,294)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                 113,203         172,189        796,658

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                 1,154,755       1,172,891        734,711
                                                   ----------      ----------     ----------
NET INCOME                                         $  818,835      $  870,901     $1,039,075
                                                   ==========      ==========     ==========

NET INCOME PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                            $       77      $       81     $       96
                                                   ==========      ==========     ==========





    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                     General       Limited
                                     Partners      Partners          Total
                                    ---------      ---------       ---------
     EQUITY (DEFICIENCY),
        January 1, 1994            $(199,400)      2,068,922       1,869,522

        Net income for 1994           10,391       1,028,684       1,039,075
                                   ---------      ----------      ----------
     EQUITY (DEFICIENCY),
        December 31, 1994           (189,009)      3,097,606       2,908,597

        Net income for 1995            8,709         862,192         870,901
                                   ---------      ----------      ----------
     EQUITY (DEFICIENCY),
        December 31, 1995           (180,300)      3,959,798       3,779,498

        Net income for 1996            8,188         810,647         818,835
                                   ---------      ----------      ----------
     EQUITY (DEFICIENCY),
        December 31, 1996          $(172,112)     $4,770,445      $4,598,333
                                   =========      ==========      ==========

    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                          1996            1995            1994
                                                      -----------     -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                         $   818,835      $   870,901     $1,039,075
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
        Equity in income of limited partnerships
            and amortization of acquisition costs      (1,154,755)      (1,172,891)      (734,711)
        Increase (decrease) in accounts payable           (10,574)          33,747          5,152
                                                      -----------      -----------     ----------
            Net cash provided by (used in)
               operating activities                      (346,494)        (268,243)       309,516
                                                      -----------      -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from limited partnerships
       recognized as return of capital                    305,738          349,700      1,006,718
                                                      -----------      -----------     ----------
NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                                (40,756)          81,457      1,316,234

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                    1,862,711        1,781,254        465,020
                                                      -----------      -----------     ----------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                                        $ 1,821,955      $ 1,862,711     $1,781,254
                                                      ===========      ===========     ==========





    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

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

       Cash and Cash Equivalents

       Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity date of three months or less. The Partnership has its cash and cash equivalents on deposit primarily with one high credit quality financial institution. Such cash and cash equivalents are in excess of the FDIC insurance limit.

       Impairment of Long-Lived Assets

       The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

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

       Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $11,748,000 and $11,407,000 as of December 31, 1996 and 1995, respectively.

       Distributions from limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

       In 1994, a limited partnership refinanced its mortgages and distributed excess cash proceeds to the Partnership, $689,000 of which was included in income.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                                   1996             1995
                                                                                ----------        ----------
       Investment balance, beginning of year                                    $1,959,173        $1,135,982
       Cash distributions recognized as a return of capital                       (305,738)         (349,700)
       Equity in income of limited partnerships                                  1,163,018         1,181,154
       Amortization of capitalized acquisition costs and fees                       (8,263)           (8,263)
                                                                                ----------        ----------

       Investment balance, end of year                                          $2,808,190        $1,959,173
                                                                                ==========        ==========

       The difference between the investment per the accompanying balance sheets at December 31, 1996 and 1995, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

       Selected financial information from combining the financial statements of the limited partnerships at December 31, 1996 and 1995 and for each of three years in the period ended December 31, 1996 is as follows:

                                 Balance Sheets

                                                                 1996                1995
                                                              ----------          ---------
                                                                    (in thousands)

       Land and buildings, net                                 $ 50,604           $ 53,090
                                                               ========           ========

       Total assets                                            $ 66,883           $ 68,101
                                                               ========           ========

       Mortgages payable                                       $ 87,060           $ 83,189
                                                               ========           ========

       Total liabilities                                       $ 84,684           $ 85,970
                                                               ========           ========
       Deficiency of Real Estate Associates
         Limited II                                            $(13,350)          $(13,833)
                                                               ========           ========

       Deficiency of other partners                           $  (4,450)         $  (4,036)
                                                              =========          =========

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                                                 1996               1995              1994
                                                              ---------           --------          --------
                                                                               (in thousands)

       Total revenue                                            $22,979            $22,855           $22,405
                                                                =======            =======           =======

       Interest expense                                         $ 7,339            $ 6,660           $ 6,682
                                                                =======            =======           =======

       Depreciation                                             $ 3,292            $ 3,215           $ 3,227
                                                                =======            ========          ========

       Total expenses                                           $21,946            $22,085           $21,887
                                                                =======            =======           =======

       Net income                                               $ 1,032            $   770           $   518
                                                                =======            =======           =======

       Net income allocable to the Partnership                  $   902            $   631           $   430
                                                                =======            =======           =======

       An affiliate of NAPICO is the general partner in three of the limited partnerships included above, and another affiliate receives property management fees of approximately 5% of their revenue. The affiliate received property management fees of $309,874, $311,822 and $316,558 in 1996, 1995 and 1994, respectively. The following sets forth the significant data for these partnerships, reflected in the accompanying financial statements using the equity method of accounting:

                                                                 1996             1995                1994
                                                              ---------         --------            --------
                                                                             (in thousands)
       Total assets                                            $ 11,829           $ 12,488
                                                               ========           ========

       Total liabilities                                       $ 17,118           $ 17,278
                                                               ========           ========

       Deficiency of Real Estate Associates Limited II         $ (3,437)          $ (3,312)
                                                               ========           ========

       Deficiency of other partners                            $ (1,852)          $ (1,478)
                                                               ========           =========

       Total revenue                                           $  5,125           $  5,174          $  5,244
                                                               ========           ========          ========

       Net income                                              $    129           $    380          $    310
                                                               ========           ========          ========

3.     FEES AND EXPENSES DUE TO GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996

3.     FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

       limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $31,948, $29,892 and $28,804 in 1996, 1995
       and 1994, respectively, and is included in operating expenses.

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

7.     FOURTH-QUARTER ADJUSTMENT

       The Partnership's policy is to record its equity in the income of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income of limited partnerships reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase, approximately $351,000, between the estimated nine-month equity in income and the actual 1996 year end equity in income has been recorded in the fourth quarter.

                                                                      SCHEDULE
                       REAL ESTATE ASSOCIATES LIMITED II
                      INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                              Year Ended December 31, 1996
                                      -----------------------------------------------------------------------------
                                                                       Cash
                                      Balance        Capital          Distri-            Equity            Balance
                                      January        Contri-          butions              in              December
Limited Partnerships                  1, 1996        butions          Received           Income            31, 1996
---------------------                --------        -------          --------           ------            --------
Azalea Court Apartments             $                $              $                  $                 $
Berger Apartments                      339,210                         (20,466)           196,198           514,942
Biltmore
Branford Elderly Housing               292,932                                             37,080           330,012
Castlewood Apartments
Cherrywood Apartments                                                  (24,037)            24,037
Clearfield Manor
Crystal Springs
East Farm Village                                                      (57,226)            57,226
Grant Park.Ormewood Park
Lakeside Apartments
Landmark Towers
Magnolia State Apts.
New Haven Plaza                         89,625                        (177,092)           217,262           129,795
Pennbrook Apartments
Redfern Grove Apartments               328,124                                            104,826           432,950
Saturn Apartments
Sugar River Mills
Valebrook                              909,282                         (26,917)           518,126         1,400,491
Westward Ho Apartments
Willow Wick Apartments
                                    ----------       -------        ----------         ----------        ----------
                                    $1,959,173       $   -          $ (305,738)        $1,154,755        $2,808,190
                                    ==========       =======        ==========         ==========        ==========

                                                                        SCHEDULE
                                                                     (CONTINUED)
                       REAL ESTATE ASSOCIATES LIMITED II
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                         Year Ended December 31, 1995
                                 --------------------------------------------------------------------------------------
                                                                          Cash
                                 Balance            Capital             Distri-             Equity            Balance
                                 January            Contri-             butions               in             December
Limited Partnerships             1, 1995            butions            Received             Income           31, 1995
--------------------             -------            -------            --------             ------           --------
Azalea Court Apartments        $                 $                    $                  $                 $
Berger Apartments                 248,914                                                    90,296            339,210
Biltmore
Branford Elderly Housing          271,292                                                    21,640            292,932
Castlewood Apartments
Cherrywood Apartments                -                                   (46,063)            46,063
Clearfield Manor
Crystal Springs
East Farm Village
Grant Park/Ormewood Park
Lakeside Apartments
Landmark Towers
Magnolia State Apts.
New Haven Plaza                                                         (276,720)           366,345            89,625
Pennbrook Apartments
Redfern Grove Apartments          198,944                                                   129,180           328,124
Saturn Apartments
Sugar River Mills
Valebrook                         416,832                                (26,917)           519,367           909,282
Westward Ho Apartments
Willow Wick Apartments
                               -----------       -----------          ----------         ----------        ----------
                               $1,135,982        $       -            $ (349,700)        $1,172,891        $1,959,173
                               ==========        ===========          ==========         ==========        ==========

                                                                        SCHEDULE
                                                                     (CONTINUED)
                       REAL ESTATE ASSOCIATES LIMITED II
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                   Year Ended December 31, 1994
                                 -------------------------------------------------------------------------------------
                                                                         Cash
                                 Balance             Capital            Distri-            Equity            Balance
                                 January             Contri-            butions              in              December
Limited Partnerships             1, 1994             butions            Received           Income            31, 1994
--------------------             -------             -------            --------           ------            --------
Azalea Court Apartments        $                  $                  $                   $                 $
Berger Apartments                 174,941                                (21,197)            95,170           248,914
Biltmore
Branford Elderly Housing          246,993                                                    24,299           271,292
Castlewood Apartments
Cherrywood Apartments             835,160                               (929,221)            94,061              -
Clearfield Manor
Crystal Springs
East Farm Village
Grant Park/Ormewood Park
Lakeside Apartments
Landmark Towers
Magnolia State Apts.
New Haven Plaza
Pennbrook Apartments
Redfern Grove Apartments          150,895                                (29,383)            77,432           198,944
Saturn Apartments
Sugar River Mills
Valebrook                                                                (26,917)           443,749           416,832
Westward Ho Apartments
Willow Wick Apartments
                               ----------         -----------        ------------        ----------        ----------
                               $1,407,989         $       -          $(1,006,718)        $  734,711        $1,135,982
                               ==========         ===========        ===========         ==========        ==========

                                                                        SCHEDULE
                                                                     (Continued)


                       REAL ESTATE ASSOCIATES LIMITED II
              INVESTMENTS IN, EQUITY IN EARNINGS OF AND DIVIDENDS
                   RECEIVED FROM AFFILIATES AND OTHER PERSONS
                  YEARS ENDED DECEMBER 31, 1996, 1994 AND 1993


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

                                                                    SCHEDULE III
                       REAL ESTATE ASSOCIATES LIMITED II
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL II HAS INVESTMENTS
                               DECEMBER 31, 1996



                                                                     Buildings, Furnishings
                                                                     & Equipment - Initial
                                                                      Cost to Partnership
                                 Number   Outstanding                 and Amount Carried
                                   of      Mortgage                      at Close of                     Accumulated    Construction
Partnership/Location              Units      Loan             Land           Period         Total        Depreciation      Period
---------------------            ------   -----------       ---------     ----------      ----------     -------------  ------------
Azalea Court Apts.                  48     $1,007,275        $62,500      $1,249,556      $1,312,056        $721,266     10/80-3/81
  Theodore, AL

Berger Apartments                  144      4,633,389        156,386       7,411,019       7,567,405       3,998,589      2/80-1/81
New Haven, Connecticut

Branford Elderly Hsng.              38      1,051,156        138,000       1,533,470       1,671,470         533,553      6/80-4/81
Branford, Connecticut

Castlewood Apartments               96      2,994,700        270,422       3,177,727       3,448,149       2,097,187     10/80-9/81
  Davenport, Iowa

Cherrywood/Saturn Apartments        78      3,214,192        146,186       2,430,961       2,577,147       1,715,142      9/79-4/80
  Twin Falls/Idaho Falls, Idaho

Clearfield Manor                    40      1,109,847         50,000       1,265,550       1,315,550         794,147     10/80-10/81
  Clearfield, KY

Crystal Springs Apts.               28        629,530         35,835         770,153         805,988         529,596      7/80-3/81
  Crystal Springs, MS

East Farm Village                  240      9,181,945        291,416      13,085,665      13,377,081       6,721,151      9/79-8/81
East Haven, Connecticut

Grant Park/Ormewood Park           188      4,665,277        299,193       6,194,919       6,494,112       3,254,775      3/80-2/81
  Atlanta, Georgia

Lakeside Apartments                 48      7,125,000        115,366       1,550,088       1,665,454       1,516,929     10/80-6/81
  Mishawaka, IN

Landmark Towers                     40        982,865         38,700       1,511,107       1,549,807       1,271,125     4/79-10/80
  Nampa, Idaho

Magnolia State Apts.                60      1,219,031         57,165       1,573,515       1,630,680         866,616      3/80-8/80
  Gulfport, MS

New Haven Plaza                    344     10,543,529      1,250,000      12,597,416      13,847,416       8,191,272     12/78-2/81
  Far Rockaway, New York

Pennbrook Apartments               108      2,961,083         64,256       3,376,911       3,441,167       1,779,392      7/80-6/81
  Owasso, Michigan

Redfern Grove Apts.                 72      1,807,050        238,522       2,710,136       2,948,658       1,616,445      7/80-7/81
  E. Providence, RI

Sugar River Mills                  162      7,302,000        225,828       9,231,991       9,457,819       4,299,341      2/81-4/82
  Claremon, NH

The Biltmore                       231      9,769,805        754,973      11,327,420      12,082,393       4,359,383      9/80-9/81
  Dayton, Ohio

Valebrook Assoc.                   151      3,948,965         88,886       6,315,664       6,404,553       5,303,839      2/79-7/80
  Lawrence, Massachusetts

Westward Ho Apartments             290     12,461,429      1,040,000      14,919,294      15,959,294       7,578,566     4/80-12/81
  Phoenix, Arizona

Willow Wick Apts.                   24        431,858         21,675         622,317         643,992         445,744      9/80-5/81
  Centre, AL
                                ------    -----------     ----------    ------------    ------------     -----------
TOTAL                            2,430    $87,059,726     $5,345,312    $102,854,879    $108,200,191     $57,596,038
                                ======    ===========     ==========    ============    ============     ===========

                                                                   SCHEDULE III
                                                                    (Continued)

                       REAL ESTATE ASSOCIATES LIMITED II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                     HELD BY LOCAL LIMITED PARTNERSHIPS IN
                         WHICH REAL II HAS INVESTMENTS
                               DECEMBER 31, 1996


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

              3.     Investments in property and equipment:

                                                                           Buildings,
                                                                           Furnishings
                                                                               And
                                                      Land                 Equipment                Total
                                                 -------------           -------------         --------------
Balance at January 1, 1994                         $5,303,009             $100,579,202           $105,882,211

Net additions during 1994                             (14,700)                 681,287                666,587
                                                 -------------         ---------------        ---------------

Balance at December 31, 1994                        5,288,309              101,260,489            106,548,798

Net additions during 1995                              34,500                  903,158                937,658
                                                -------------          ---------------        ---------------

Balance at December 31, 1995                        5,322,809              102,163,647            107,486,456

Net additions during 1996                              22,503                  691,232                713,735
                                                -------------          ---------------        ---------------

Balance at December 31, 1996                       $5,345,312             $102,854,879           $108,200,191
                                                   ==========             ============           ============

                                                                    SCHEDULE III
                                                                     (Continued)


                       REAL ESTATE ASSOCIATES LIMITED II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                     HELD BY LOCAL LIMITED PARTNERSHIPS IN
                         WHICH REAL II HAS INVESTMENTS
                               DECEMBER 31, 1996

                                                                       Buildings,
                                                                       Furnishings
                                                                           And
                                                                        Equipment
                                                                       -----------
Accumulated Depreciation:
------------------------

Balance at January 1, 1994                                              $48,168,135

Net additions during 1994                                                 3,148,337
                                                                       ------------

Balance at December 31, 1994                                             51,316,472

Net additions during 1995                                                 3,080,419
                                                                      -------------

Balance at December 31, 1995                                             54,396,891

Net additions during 1996                                                 3,199,147
                                                                      -------------

Balance at December 31, 1996                                            $57,596,038
                                                                        ===========

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

CHARLES H. BOXENBAUM, 67, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 45, President and a director of NAPICO.

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

ALAN I. CASDEN, 51, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 53, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BRIAN D. GOLDBERG, 33, Chief Financial Officer of The Casden Company and a director of NAPICO.

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

SHAWN HORWITZ, 37, Executive Vice President and Chief Financial Officer.

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

BOB SCHAFER, 55, Senior Vice President and Corporate Controller.

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

PATRICIA W. TOY, 67, Senior Vice President - Communications and Assistant Secretary

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 36, Executive Vice President, General Counsel and Assistant Secretary.

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

(b)       At December 31, 1996, security ownership of management is as listed:

                                                                                               Percentage of
                                                                                                Outstanding
                                                                      Amount and                  Limited
                                       Name of                         Nature of                Partnership
Title of Class                          Owner                      Beneficial Owner              Interests
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

ITEM 14.      FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM
              8-K:

FINANCIAL STATEMENTS

Reports of Independent Public Accountants.

Balance Sheets as of December 31, 1996 and 1995.

Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1996, 1995 and 1994.

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED II AND TO THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED II HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 1996, 1995 and
1994.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1996.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.


REAL ESTATE ASSOCIATES LIMITED II

By:       NATIONAL PARTNERSHIP INVESTMENTS CORP.
          The General Partner


_________________________________________________________________
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


_________________________________________________________________
Bruce E. Nelson
Director and President


________________________________________________________________
Alan I. Casden
Director


________________________________________________________________
Henry C. Casden
Director


________________________________________________________________
Brian D. Goldberg
Director


_______________________________________________________________
Shawn D. Horwitz
Executive Vice President and
Chief Financial Officer


______________________________________________________________
Bob E. Schafer
Senior Vice President and Corporate Controller