Form 10-Q
period 1997-03-31
REAL ESTATE ASSOCIATES LTD II
filed 1997-05-19
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1997

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Balance Sheets, March 31, 1997 and December 31, 1996...........................1

                 Statements of Operations,
                      Three  Months Ended, March 31, 1997 and 1996..............................2

                 Statement of Partners' Equity
                      Three months Ended March 31, 1997.........................................3

                 Statements of Cash Flows,
                      Three Months Ended March 31, 1997 and 1996................................4

                 Notes to Financial Statements..................................................5

        Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.......................................9


PART II.  OTHER INFORMATION

        Item 1:  Legal Proceedings.............................................................10

        Item 6:  Exhibits and Reports and Form 8-K.............................................10

        Signatures.............................................................................11

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                     ASSETS

                                                                          1997           1996
                                                                       (Unaudited)     (Audited)
                                                                       -----------    -----------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                           $ 3,066,513    $ 2,808,190

CASH AND CASH EQUIVALENTS (Note 1)                                       1,721,811      1,821,955
                                                                       -----------    -----------

          TOTAL ASSETS                                                 $ 4,788,324    $ 4,630,145
                                                                       ===========    ===========


                       LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:

     Accounts payable                                                  $     4,172    $    31,812
                                                                       -----------    -----------



COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                      (170,254)      (172,112)
    Limited partners                                                     4,954,406      4,770,445
                                                                       -----------    -----------

                                                                         4,784,152      4,598,333
                                                                       -----------    -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY
                (DEFICIENCY)                                           $ 4,788,324    $ 4,630,145
                                                                       ===========    ===========








     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)

                                                      1997         1996
                                                   ---------    ---------

INTEREST INCOME                                    $  20,477    $  20,569
                                                   ---------    ---------

OPERATING EXPENSES:
      Legal and accounting                            24,273       39,023
      Management fees - general partner (Note 3)      99,420       99,420
      Administrative  (Note 3)                        16,906       13,725
                                                   ---------    ---------

                Total operating expenses             140,599      152,168
                                                   ---------    ---------

LOSS FROM OPERATIONS                                (120,122)    (131,599)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                 37,941        7,320

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                  268,000      268,000
                                                   ---------    ---------

NET INCOME                                         $ 185,819    $ 143,721
                                                   =========    =========


NET INCOME PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                            $      17    $      13
                                                   =========    =========











     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1997

                                   (Unaudited)


                                        General       Limited
                                        Partners      Partners       Total
                                        ----------    ----------   ----------
PARTNERSHIP INTERESTS
      March 31, 1997                                    10,693
                                                      ==========


EQUITY (DEFICIENCY),
      January 1, 1997                   $ (172,112)   $4,770,445   $4,598,333

      Net income for the three months
      ended March 31, 1997                   1,858       183,961      185,819
                                        ----------    ----------   ----------

EQUITY (DEFICIENCY),
      March 31, 1997                    $ (170,254)   $4,954,406   $4,784,152
                                        ==========    ==========   ==========





















     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)

                                                             1997          1996
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                        $   185,819    $   143,721
       Adjustments to reconcile net income to net cash
         used in operating activities:
            Equity in income of limited partnerships
                and amortization of acquisition costs       (268,000)      (268,000)
            Decrease in accounts payable                     (27,640)       (17,936)
                                                         -----------    -----------

                Net cash used in operating activities       (109,821)      (142,215)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnerships
            recognized as a return of capital                  9,677           --
                                                         -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (100,144)      (142,215)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             1,821,955      1,862,711
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 1,721,811    $ 1,720,496
                                                         ===========    ===========
















     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL

        The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1996 prepared by Real Estate Associates Limited II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and the results of operations and changes in cash flows for the three months then ended.

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

        METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

        The investment in limited partnerships is accounted for on the equity method. Acquisition fees, selection fees and other costs related to the acquisition of the projects were capitalized as part of the investment account and are being amortized on a straight-line basis over the estimated lives of the underlying assets, which is generally 30 years.

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

                                 MARCH 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        CASH AND CASH EQUIVALENTS

        Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less. The Partnership has its cash and cash equivalents are in excess of the FDIC insurance limit.

        INCOME TAXES

        No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners.

        IMPAIRMENT OF LONG-LIVED ASSETS

        The Partnership adopted Statement of Financial Accounting Standards No. 121, Account for the Improvement of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of as of January 1, 1996 without a significant effect on its financial statements. The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following is a summary of the investments in limited partnerships as of March 31, 1997:

        Balance, beginning of period                                                            $2,808,190
        Amortization of acquisition costs                                                           (2,000)
        Cash distribution recognized as return of capital                                           (9,677)
        Equity in income of limited partnerships                                                   270,000
        ----------------------------------------                                                   -------

        Balance, end of period                                                                  $3,066,513
                                                                                                ==========

        The following are unaudited combined estimated statements of operations for the three months ended March 31, 1997 and 1996 for the limited partnerships in which the Partnership has investments:

                                                                                       1997        1996
                                                                                   ----------   ----------
REVENUES
    Rental and other                                                               $5,745,000   $5,714,000
                                                                                   ----------   ----------

EXPENSES
    Depreciation                                                                      823,000      804,000
    Interest                                                                        1,835,000    1,665,000
    Operating                                                                       2,829,000    3,052,000
                                                                                   ----------   ----------

                                                                                    5,487,000    5,521,000

 NET INCOME                                                                        $  258,000   $  193,000
                                                                                   ==========   ==========


         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4% of the originals invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For the three months ended March 31, 1997 and 1996, the fee was $99,420.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

         The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $7,827 and $7,473 for the three months ended March 31, 1997 and 1996, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

         The corporate general partner is involved in various lawsuits arising from transactions in the ordinary course of business. In addition, the Partnership is involved in a lawsuit. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

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

                                 MARCH 31, 1997


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

       The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Losses incurred after the limited partnership investment account is reduced to zero are not recognized in accordance with the equity accounting method.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       Joseph Alizio v. Peter Perpignano, New Haven Plaza Associates, Real Estate Associates Limited II, National Partnership Investments Corp. and National Partnership Associates, Supreme Court of the State of New York, County of Nassau, Case No. 1776-94. On January 21, 1994, the Plaintiff filed a lawsuit seeking to dissolve the New Haven Local Partnership, alleging that he was denied his pro rata share of the capital contribution, management fees, consultants fees and profits. REAL II filed a motion to dismiss the complaint which motion was granted on November 10, 1994. The case was appealed and argued on February 9, 1996. Documents were refiled and all cases were dismissed in February of 1997, with exception of one accounting issue. REAL II is now waiting for a decision on the final matter from the appellate court.

       The corporate general partner is involved in various lawsuits. None of these are related to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)   No exhibits are required per the provision of Item 7 of regulation
       S-K.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)


                         By: National Partnership Investments Corp., General Partner


                         Date:
                               ---------------------------------------


                         By:
                               ---------------------------------------
                               Bruce Nelson
                               President


                         Date:
                               ---------------------------------------


                         By:
                               ---------------------------------------
                               Shawn Horwitz
                               Executive Vice President and
                               Chief Financial Officer


                         Date:
                               ---------------------------------------