Form 10-Q
period 1997-06-30
REAL ESTATE ASSOCIATES LTD II
filed 1997-08-19
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1997

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

                                    Yes [X]   No[ ]

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997



PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Balance Sheets, June 30, 1997 and December 31, 1996...................... 1

                 Statements of Operations,
                      Six and Three Months Ended, June 30, 1997 and 1996.................. 2

                 Statement of Partners' Equity
                      Six months Ended June 30, 1997 ..................................... 3

                 Statements of Cash Flows,
                      Six Months Ended June 30, 1997 and 1996............................. 4

                 Notes to Financial Statements............................................ 5

        Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations................................. 9


PART II.  OTHER INFORMATION

        Item 1:  Legal Proceedings........................................................ 10

        Item 6:  Exhibits and Reports and Form 8-K........................................ 10

        Signatures........................................................................ 11

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                     ASSETS

                                                                            1997             1996
                                                                         -----------      -----------
                                                                         (Unaudited)       (Audited)
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                             $ 3,155,785      $ 2,808,190

CASH AND CASH EQUIVALENTS (Note 1)                                         1,799,311        1,821,955
                                                                         -----------      -----------
          TOTAL ASSETS                                                   $ 4,955,096      $ 4,630,145
                                                                         ===========      ===========


                       LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:

     Accounts payable                                                    $     5,421      $    31,812
                                                                         -----------      -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                        (168,599)        (172,112)
    Limited partners                                                       5,118,274        4,770,445
                                                                         -----------      -----------
                                                                           4,949,675        4,598,333
                                                                         -----------      -----------
           TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)           $ 4,955,096      $ 4,630,145
                                                                         ===========      ===========




     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)



                                                    Six months    Three months    Six months     Three months
                                                      ended           ended          ended          ended
                                                  June 30, 1997   June 30, 1997  June 30, 1996   June 30, 1996
                                                  -------------   -------------  -------------   -------------

INTEREST INCOME                                      $  40,692      $  20,215      $  40,787      $  20,217
                                                     ---------      ---------      ---------      ---------
OPERATING EXPENSES:
      Legal and accounting                              51,306         27,031         51,761         12,738
      Management fees - general partner (Note 3)       198,840         99,420        198,840         99,420
      Administrative  (Note 3)                          38,657         21,753         27,853         14,129
                                                     ---------      ---------      ---------      ---------
                Total operating expenses               288,803        148,204        278,454        126,287
                                                     ---------      ---------      ---------      ---------

LOSS FROM OPERATIONS                                  (248,111)      (127,989)      (237,667)      (106,070)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                   63,453         25,512        152,631        145,311

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                    536,000        268,000        536,000        268,000
                                                     ---------      ---------      ---------      ---------
NET INCOME                                           $ 351,342      $ 165,523      $ 450,964      $ 307,241
                                                     =========      =========      =========      =========
NET INCOME PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                              $      33      $      15      $      42      $      29
                                                     =========      =========      =========      =========



     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1997

                                   (Unaudited)


                                         General         Limited
                                         Partners        Partners         Total
                                        ----------      ----------     ----------
PARTNERSHIP INTERESTS
      June 30, 1997                                         10,693
                                                        ==========

EQUITY (DEFICIENCY),
      January 1, 1997                   $ (172,112)     $4,770,445     $4,598,333

      Net income for the six months
      ended June 30, 1997                    3,513         347,829        351,342
                                        ----------      ----------     ----------
EQUITY (DEFICIENCY),
      June 30, 1997                     $ (168,599)     $5,118,274     $4,949,675
                                        ==========      ==========     ==========










     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)

                                                                                          1997                 1996
                                                                                     --------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $      351,342        $     450,964
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Equity in income of limited partnerships
         and amortization of acquisition costs                                             (536,000)            (536,000)
     Decrease in accounts payable                                                           (26,391)             (40,579)
                                                                                      -------------        -------------
         Net cash used in operating activities                                             (211,049)            (125,615)
                                                                                      -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from limited partnerships
     recognized as a return of capital                                                      188,405               89,622
                                                                                      -------------        -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (22,644)             (35,993)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            1,821,955            1,862,711
                                                                                      -------------        -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   1,799,311        $   1,826,718
                                                                                      =============        =============
















     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997


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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                  JUNE 30, 1997


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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following is a summary of the investments in limited partnerships for the six months ended June 30, 1997:

        Balance, beginning of period                               $2,808,190
        Amortization of acquisition costs                              (4,000)
        Cash distribution recognized as return of capital            (188,405)
        Equity in income of limited partnerships                      540,000
                                                                   ----------
        Balance, end of period                                     $3,155,785
                                                                   ==========

        The following are unaudited combined estimated statements of operations for the six months ended June 30, 1997 and 1996 for the limited partnerships in which the Partnership has investments:


                          Six months       Three months     Six months     Three months
                            ended             ended           ended           ended
                        June 30, 1997     June 30, 1997   June 30, 1996   June 30, 1996
                        -------------     -------------   -------------   -------------
REVENUES
    Rental and other     $11,490,000       $ 5,745,000     $11,408,000     $ 5,704,000
                         -----------       -----------     -----------     -----------
EXPENSES
    Depreciation           1,646,000           823,000       1,602,000         801,000
    Interest               3,670,000         1,835,000       3,334,000       1,667,000
    Operating              5,658,000         2,829,000       6,112,000       3,056,000
                         -----------       -----------     -----------     -----------
                          10,974,000         5,487,000      11,048,000       5,524,000
                         -----------       -----------     -----------     -----------
 NET INCOME              $   516,000       $   258,000     $   360,000     $   180,000
                         ===========       ===========     ===========     ===========



         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

         The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in its Portfolio that are subject to governmental mortgage and rental subsidy programs. The Partnership has begun to incur expenses in connection with this review by various third party professionals. Amounts incurred to date are not material to the operating results of the Partnership.

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For the six months ended June 30, 1997 and 1996, the fee was $198,840.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997


NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

         The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $16,000 and $15,000 for the six months ended June 30, 1997 and 1996, respectively, and is included in administrative expenses.

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

                                  JUNE 30, 1997


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

       The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in its Portfolio that are subject to governmental mortgage and rental subsidy programs. The Partnership has begun to incur expenses in connection with this review by various third party professionals. Amounts incurred to date are not material to the operating results of the Partnership.

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

                                  JUNE 30, 1997


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

                                  JUNE 30, 1997


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

                             REAL ESTATE ASSOCIATES LIMITED II
                             (a California limited partnership)




                             By:   National Partnership Investments
                                   Corp., General Partner


                             Date:
                                  -------------------------------------


                             By:
                                 --------------------------------------
                                   Bruce Nelson
                                   President


                             Date:
                                  -------------------------------------


                             By:
                                 --------------------------------------
                                   Charles H. Boxenbaum
                                   Chief Financial Officer


                             Date:
                                  -------------------------------------