Form 10-Q
period 1997-09-30
REAL ESTATE ASSOCIATES LTD II
filed 1997-11-17
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1997

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



                              Yes  [X]    No  [ ]

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

              Balance Sheets, September 30, 1997 and December 31, 1996 ......................1

              Statements of Operations,
                  Nine and Three Months Ended, September 30, 1997 and 1996 ..................2

              Statement of Partners' Equity
                  Nine months Ended September 30, 1997 ......................................3

              Statements of Cash Flows,
                  Nine Months Ended September 30, 1997 and 1996 .............................4

              Notes to Financial Statements .................................................5

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .......................................9


PART II.  OTHER INFORMATION

      Item 1:  Legal Proceedings............................................................10

      Item 6:  Exhibits and Reports and Form 8-K............................................10

      Signatures............................................................................11

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                     ASSETS


                                                       1997            1996
                                                   (Unaudited)       (Audited)
                                                   -----------      -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)       $ 3,427,200      $ 2,808,190

CASH AND CASH EQUIVALENTS (Note 1)                   1,841,190        1,821,955
                                                   -----------      -----------

     TOTAL ASSETS                                  $ 5,268,390      $ 4,630,145
                                                   ===========      ===========


                 LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:

     Accounts payable                              $    24,237      $    31,812
                                                   -----------      -----------



COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
     General partners                                 (165,654)        (172,112)
     Limited partners                                5,409,807        4,770,445
                                                   -----------       -----------

                                                     5,244,153        4,598,333
                                                   -----------      -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY
(DEFICIENCY)                                       $ 5,268,390      $ 4,630,145
                                                   ===========      ===========


     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)


                                                     Nine months    Three months    Nine months     Three months
                                                        ended           ended           ended           ended
                                                      Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                                        1997            1997            1996            1996
                                                      ---------       ---------       ---------       ---------
INTEREST INCOME                                       $  62,133       $  21,441       $  58,425       $  17,638
                                                      ---------       ---------       ---------       ---------

OPERATING EXPENSES:
      Legal and accounting                              108,211          49,923          56,612           4,852
      Management fees - general partner (Note 3)        298,260          99,420         298,260          99,420
      Administrative  (Note 3)                           60,968          22,311          41,015          13,161
                                                      ---------       ---------       ---------       ---------

             Total operating expenses                   467,439         171,654         395,887         117,433
                                                      ---------       ---------       ---------       ---------

LOSS FROM OPERATIONS                                   (405,306)       (150,213)       (337,462)        (99,795)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                   247,126         135,859         302,402         149,771

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                     804,000         268,000         804,000         268,000
                                                      ---------       ---------       ---------       ---------

NET INCOME                                            $ 645,820       $ 253,646       $ 768,940       $ 317,976
                                                      =========       =========       =========       =========


NET INCOME PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                               $      60       $      24       $      72       $      30
                                                      =========       =========       =========       =========


     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                          NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   (Unaudited)


                                         General          Limited
                                         Partners         Partners          Total
                                        ----------       ----------      ----------
PARTNERSHIP INTERESTS
    September 30, 1997                                       10,693
                                                         ==========


EQUITY (DEFICIENCY),
      January 1, 1997                   $ (172,112)      $4,770,445      $4,598,333

    Net income for the nine months
    ended September 30, 1997                 6,458          639,362         645,820
                                        ----------       ----------      ----------

EQUITY (DEFICIENCY),
    September 30, 1997                  $ (165,654)      $5,409,807      $5,244,153
                                        ==========       ==========      ==========


     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)


                                                              1997              1996
                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                           $   645,820       $   768,940
      Adjustments to reconcile net income to net cash
      used in operating activities:
      Equity in income of limited partnerships
      and amortization of acquisition costs                   (804,000)         (804,000)
      Decrease in accounts payable                              (7,575)          (38,180)
                                                           -----------       -----------
      Net cash used in operating activities                   (165,755)          (73,240)
                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Distributions from limited partnerships
      recognized as a return of capital                        184,990           139,367
                                                           -----------       -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       19,235            66,127

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               1,821,955         1,862,711
                                                           -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 1,841,190       $ 1,928,838
                                                           ===========       ===========


     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997



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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1997



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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following is a summary of the investments in limited partnerships for the nine months ended September 30, 1997:

         Balance, beginning of period                           $ 2,808,190
         Amortization of acquisition costs                           (6,000)
         Cash distribution recognized as return of capital         (184,990)
         Equity in income of limited partnerships                   810,000
                                                                -----------
         Balance, end of period                                 $ 3,427,200

        The following are unaudited combined estimated statements of operations for the nine months ended September 30, 1997 and 1996 for the limited partnerships in which the Partnership has investments:

                                  Nine months     Three months     Nine months      Three months
                                     ended            ended           ended            ended
                                Sept. 30, 1997   Sept. 30, 1997   Sept. 30, 1996   Sept. 30, 1996
                                --------------   --------------   --------------   --------------
         REVENUES
            Rental and other      $17,235,000      $ 5,745,000      $17,112,000      $ 5,704,000
                                  -----------      -----------      -----------      -----------

         EXPENSES
            Depreciation            2,469,000          823,000        2,403,000          801,000
            Interest                5,505,000        1,835,000        5,001,000        1,667,000
            Operating               8,487,000        2,829,000        9,168,000        3,056,000
                                  -----------      -----------      -----------      -----------

                                   16,461,000        5,487,000       16,572,000        5,524,000
                                  -----------      -----------      -----------      -----------

          NET INCOME              $   774,000      $   258,000      $   540,000      $   180,000
                                  ===========      ===========      ===========      ===========

         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

         The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which is has invested that are subject to governmental mortgage and rental subsidy programs. The Partnership has began to incur expenses in connection with this review by various third party professionals, which amounted to $24,149 for the nine months ended September 30, 1997.

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For the nine months ended September 30, 1997 and 1996, the fee was $298,260.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $24,300 and $24,100 for the nine months ended September 30, 1997 and 1996, respectively, and is included in administrative expenses.

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

                               SEPTEMBER 30, 1997



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

       The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which it has invested that are subject to governmental mortgage and rental subsidy programs. The Partnership has began to incur expenses in connection with this review by various third party professionals, which amounted to $24,149 for the nine months ended September 30, 1997.

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

                               SEPTEMBER 30, 1997



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

                               SEPTEMBER 30, 1997



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

                                   REAL ESTATE ASSOCIATES LIMITED II
                                   (a California limited partnership)


                                   By:  National Partnership Investments
                                        Corp., General Partner



                                        ________________________________________
                                        Bruce Nelson
                                        President


                                   Date: _______________________________________



                                        ________________________________________
                                        Charles H. Boxenbaum
                                        Chief Executive Officer



                                   Date: _______________________________________