Form 10-K405
period 1997-12-31
REAL ESTATE ASSOCIATES LTD II
filed 1998-04-15
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  For the Fiscal Year Ended DECEMBER 31, 1997

                             Commission File Number
                                    0-09782

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

ITEM 1.     BUSINESS:

Real Estate Associates Limited II ("REAL II" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on December 4, 1979. On March 17, 1980, REAL II offered 3,000 units consisting of 6,000 Limited Partnership Interests and Warrants to purchase a maximum of 6,000 Additional Limited Partnership Interests through a public offering managed by E.F. Hutton Inc.

The general partners of REAL II are National Partnership Investments Corp. ("NAPICO"), a California Corporation (the "Corporate General Partner") and National Partnership Investment Associates ("NAPIA"). NAPIA is a California limited partnership and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner and Charles H. Boxenbaum as limited partner. The business of REAL II is conducted primarily by Napico.


NAPICO is a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry
C. Casden.

REAL II holds limited partnership interests in twenty local limited partnerships as of December 31, 1997. Each of the local partnerships own one or two low income housing projects which are subsidized and/or have a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recent adopted law and policy, HUD has determined not to renew HAP contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.


The partnerships in which REAL II has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL II became the principal limited partner in these local limited partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL II's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains responsibility for developing, constructing, maintaining, operating and managing the Project. Under certain circumstances of default, REAL II has the right to replace the general partner of the local limited partnerships but otherwise does not have control of sale, refinancing, etc.

Although each of the partnerships in which REAL II has invested owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

During 1997, the projects in which REAL II had invested were substantially rented. The following is a schedule of the status as of December 31, 1997, of the projects owned by local limited partnerships in which REAL II is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL II HAS AN INVESTMENT
                                DECEMBER 31, 1997

                                                Units Authorized
                                                   For Rental
                                                Assistance Under
                                                  Section 8 or
                                                   Other Rent
                                   No. of          Supplement      Units        Percentage of
Name & Location                    Units             Program     Occupied        Total Units
---------------                    -----             -------     --------        -----------
Azalea Court                         48               4/ 19           46             96%
Theodore, AL

Berger Apts.                        144             144/  0          144            100%
New Haven, CT

Biltmore                            231             231/  0          224             97%
Dayton, OH

Branford Elderly                     38              38/  0           38            100%
Branford, CT

Castlewood Apts.                     96              96/  0           91             95%
Davenport, IA

Cherrywood Apts.                     40              40/  0           39             98%
Twin Falls, ID

Clearfield Manor                     40              40/  0           38             95%
Clearfield, KY

Crystal Springs                      28               0/ 28           28            100%
Crystal Springs, MS

East Farm Vlg.                      240             240/  0          240            100%
East Haven, CT

Grant Park and                      188             188/  0          188            100%
Ormewood Park
Atlanta, GA

Lakeside Apts.                       48              48/  0           47             98%
Mishawaka, IN

Landmark Towers                      40              40/  0           40            100%
Nampa, ID

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL II HAS AN INVESTMENT
                                DECEMBER 31, 1997
                                   (CONTINUED)

                                                Units Authorized
                                                   For Rental
                                                Assistance Under
                                                  Section 8 or
                                                   Other Rent
                                      No. of       Supplement          Units      Percentage of
Name & Location                       Units          Program         Occupied      Total Units
---------------                       -----          -------         --------      -----------
Magnolia State                         60             0/ 38               58             97%
Gulfport, MS

New Haven Plaza                       344           344/  0              344            100%
Far Rockaway, NY

Pennbrook Apts.                       108           108/  0              108            100%
Owosso, MI

Redfern Grove Apts.                    72            72/  0               71             99%
E. Providence, RI

Saturn Apts.                           38            38/  0               38            100%
Idaho Falls, ID

Sugar River Mills                     162           162/  0              159             98%
Claremont, NH

Valebrook                             151           151/  0              151            100%
Lawrence, MA

Westward Ho Apts.                     290           289/  0              267             92%
Phoenix, AZ

Willow Wick Apts.                      24             0/  5               13             54%
Centre, AL
                                    -----         ---------           ------            ---

TOTALS                              2,430         2,273/ 90            2,372             98%
                                    =====         =========           ======

ITEM 2. PROPERTIES:

Through its investments in local limited partnerships, REAL II holds interests in various multi-family rental properties. See Item 1 and Schedule XI for information pertaining to these properties.

ITEM 3. LEGAL PROCEEDINGS:

As of December 31, 1997, REAL II's Corporate General Partner was a plaintiff or defendant in several lawsuits. In addition, REAL II is involved in the following lawsuits. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Joseph Alizio v. Peter Perpignano, New Haven Plaza Associates, Real Estate Associates Limited II, National Partnership Investments Corp. and National Partnership Associates, Supreme Court of the State of New York, County of Nassau, Case No. 1776-94. On January 21, 1994, the Plaintiff filed a lawsuit seeking to dissolve the New Haven Local Partnership, alleging that he was denied his pro rata share of the capital contribution, management fees, consultants fees and profits. REAL II filed a motion to dismiss the complaint which motion was granted on November 10, 1994. The case was appealed and argued on February 9, 1996. The case was appealed and argued on February 9, 1996. Documents were refiled and all cases were dismissed in February of 1997, with exception of one accounting issued. REAL II is now waiting for a decision on the final matter from the appellate court.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by Lehman Brothers Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1997 there were 1,676 registered holders of units in REAL II. No distributions have been made from the inception of the Partnership to December 31, 1997. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

ITEM 6.       SELECTED FINANCIAL DATA:


                                                       Year Ended December 31,
                            -------------------------------------------------------------------------------

                                1997             1996             1995             1994             1993
                            -----------      -----------      -----------      -----------      -----------

Loss from operations        $  (666,499)     $  (449,123)     $  (474,179)     $  (492,294)     $  (508,753)

Distributions from
   Limited Partnerships
   Recognized as Income         244,281          113,203          172,189          796,658          270,938

Equity in Income of
   Limited Partnerships
   and Amortization of
   Acquisition Costs            820,899        1,154,755        1,172,891          734,711          532,359
                            -----------      -----------      -----------      -----------      -----------

Net Income                  $   398,681      $   818,835      $   870,901      $ 1,039,075      $   294,544
                            ===========      ===========      ===========      ===========      ===========

Net Income per limited
   Partnership Interest     $        37      $        77      $        81      $        96      $        27
                            ===========      ===========      ===========      ===========      ===========

Total assets                $ 5,095,968      $ 4,630,145      $ 3,821,884      $ 2,917,236      $ 1,873,009
                            ===========      ===========      ===========      ===========      ===========

Investments in Limited
   Partnerships             $ 3,493,251      $ 2,808,190      $ 1,959,173      $ 1,135,982      $ 1,407,989
                            ===========      ===========      ===========      ===========      ===========

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

At December 31, 1997, the Partnership has investments in 20 limited partnerships, which own 21 housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 85% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. At December 31, 1997, 1996 and 1995, the Partnership has a positive investment balance in only four, five and five local limited partnerships, respectively.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income from the 20 local limited partnerships that was allocated to the Partnership was $398,000, $902,000 and $631,000 for the years ended December 31, 1997, 1996 and 1995, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized and subsequent income is not recognized until the investment account becomes positive again, the Partnership recognized equity in income of limited partnerships, substantially all from the partnerships with a positive investment balance, of $820,899, $1,154,755 and $1,172,891 for the years ended December 31, 1997, 1996 and 1995, respectively. During the year ended December 31, 1997, the Partnership contributed $52,000 to a local limited partnership, thereby allowing the Partnership to recognize a loss from this partnership in that amount, which reduced the income recognized from the partnerships with positive investment balances. In addition, the income recognized from one of the partnerships decreased from $217,000 in 1996 to $3,000 in 1997, primarily as a result of increases in operating expenses. Also, included in recognized equity in income of limited partnerships for 1996 and 1995 is $81,000 and $46,000, respectively, in income from partnerships in which the Partnership does not have a positive investment balance, but it was able to recognized this income because it received cash distributions from these partnerships equal to these amounts. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $12,142,000 and $11,748,000 as of December 31, 1997 and 1996,
respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $244,281, $113,203 and $172,189 for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 1997, 1996 and 1995, the Partnership has cash and cash equivalents of $1,602,717, $1,821,955, and $1,862,711, respectively.
Substantially all of these amounts are on deposit with two high credit quality financial institutions, earning interest. This resulted in the Partnership earning $82,692, $74,125 and $79,206 in interest income for the years ended December 31, 1997, 1996 and 1995, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner. Should the Partnership complete the sale of interests, its obligations may be reduced and a distribution of cash may be disbursed to the partners.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Since the invested assets have not changed during each of the three years in the period ended December 31, 1996, management fees have remained constant at $397,680 for each of these years.

Under recent adopted law and policy, HUD has determined not to renew HAP Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

As a result of the foregoing, the Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $137,723 for the year ended December 31, 1997.

A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL II; and (v) the comsummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conficts of interest in connection with the transaction.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were $132,650, $62,320 and $92,141 for the years ended December 31, 1997, 1996 and 1995, respectively. Legal and accounting fees increase in 1997 primarily as a result of $57,000 in legal fees that were incurred in 1997 in connection with the Partnership attempting to replace the unrelated general partner of one of the local partnerships. Administrative expenses were $218,861, $63,248 and $63,564 for the years ended December 31, 1997, 1996 and 1995, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totalled $35,194, $31,948 and $29,892 for the years ended December 31, 1997, 1996 and 1995, respectively.

Also included in administrative expenses for 1997 is $137,723, approximately $90,000 of which is included in accounts payable at December 31, 1997, related to the aforementioned proposed third-party review of the property owned by the local partnership.

The results of operations of the local limited partnerships were fairly constant during the years ended December 31, 1997, 1996 and 1997. Contributing to the relative stability of operations at the local partnerships is the fact that substantially all of the local partnerships are operating apartment projects which are subsidized and have mortgage notes payable to or insured by agencies of the federal or local government.

Total revenue for the 20 local partnerships has remained fairly constant, and was $23,111,000, $22,979,000 and $22,855,000 for the years ended December 31,
1997, 1996 and 1995, respectively.

Total expenses for the 20 local partnerships remained fairly consistent, and were $22,627,000, $21,946,000 and $22,085,000 for the years ended December 31,
1997, 1996 and 1995, respectively.

The total net income for the 20 local partnerships for 1997, 1996 and 1995 aggregated $483,000, $1,032,000 and $770,000, respectively. The net income allocated to the Partnership was $398,000, $902,000 and $631,000 for 1997, 1996 and 1995, respectively.

The Partnership, as a Limited Partner in the local limited partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, and changing legislation which could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.

ITEM 9. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A California limited partnership)

                             FINANCIAL STATEMENTS,
                         FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                               DECEMBER 31, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited II
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited II (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 27 percent and 23 percent of total assets as of December 31, 1997 and 1996, respectively, and the equity in income of these limited partnerships represents 22 percent, 33 percent and 59 percent of the total net income of the Partnership for the years ended December 31, 1997, 1996 and 1995, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited II as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
April 6, 1998

                         [COOPERS & LYBRAND LETTERHEAD]


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
New Haven Associates
 Limited Partnership:

We have audited the accompanying balance sheet of New Haven Associates Limited Partnership, as of December 31, 1997, and the related statements of profit and loss, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the management of New Haven Associates Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit involves examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Haven Associates Limited Partnership, as of December 31, 1997 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have issued a report dated January 30, 1998 on our consideration of New Haven Associates Limited Partnership's internal control and a report dated January 30, 1998 on its compliance with laws and regulations.


                                        /s/ COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 30, 1998

                         [COOPERS & LYBRAND LETTERHEAD]


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
New Haven Associates
 Limited Partnership:

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

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit involves examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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


                                        /s/ COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
January 31, 1997

                     [COOPERS & LYBRAND L.L.P. LETTERHEAD]


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
New Haven Associates
 Limited Partnership:

We have audited the accompanying balance sheet of New Haven Associates Limited Partnership, as of December 31, 1995, and the related statements of profit and loss, partners' capital (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the management of New Haven Associates Limited Partnership. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New Haven Associates Limited Partnership, as of December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have issued a report dated January 31, 1996 on our consideration of New Haven Associates Limited Partnership's internal control structure and a report dated January 31, 1996 on its compliance with laws and regulations.


                                        /s/ COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
January 31, 1996

            [DWORKEN, HILLMAN, LAMORTE & STERCZALA, P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


Partners
Branford Development Associates
(A Limited Partnership)
Branford, Connecticut

We have audited the accompanying balance sheet of Branford Development Associates (a limited partnership), Project No. 78-055M as of December 31, 1997, and the related statements of profit and loss, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Branford Development Associates (a limited partnership) as of December 31, 1997, and the results of its operations and its cash flow for the year then ended, in conformity with generally accepted accounting principles.

The accompanying information contained on pages 12 through 16 is presented for additional analysis in accordance with the regulations of the U.S. Department of Housing and Urban Development and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is presently fairly in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1998 on our consideration of Branford Development Associates' (a limited partnership) internal controls and a report dated January 31, 1998, on its compliance with laws and regulations.


                                   /s/ DWORKEN, HILLMAN, LAMORTE
                                       & STERCZALA, P.C.


Bridgeport, Connecticut
January 31, 1998

Federal Tax ID#06-1308345
C. Robert Hillman, CPA, Principal
1-203-333-5133

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



Bridgeport, Connecticut          /s/ DWORKEN, HILLMAN, LAMORTE & STERCZALA, P.C.

January 24, 1997

Federal Tax ID# 06-1308345
C. Robert Hillman, CPA, Principal
1-203-333-5133

                          INDEPENDENT AUDITORS REPORT



Partners
Branford Development Associates
(A Limited Partnership)
Branford, Connecticut


We have audited the accompanying balance sheet of Branford Development Associates (a limited partnership), Project No. 78-055M as of December 31, 1995, and the related statements of profit and loss (HUD Form 92410), partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Branford Development Associates (a limited partnership) as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1996 on our consideration of Branford Development Associates' (a limited partnership) internal control structure and a report dated January 19, 1996 on its compliance with laws and regulations.

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



                                 /s/ DWORKEN, HILLMAN, LAMORTE & STERCZALA, P.C.


Bridgeport, Connecticut
January 19, 1996

Federal Tax ID# 06-1308345
C. Robert Hillman, CPA, Principal
1-203-333-5133

                       [KPMG PEAT MARWICK LLP LETTERHEAD]


                     REPORT ON AUDITED FINANCIAL STATEMENTS
                         AND SUPPLEMENTARY INFORMATION

                          INDEPENDENT AUDITORS' REPORT

The Partners
Redfern Grove Associates:

We have audited the accompanying balance sheet of Redfern Grove Associates (the "Partnership"), HUD Project No. RI-43-HO23-102, as of July 31, 1997, and the related statements of profit and loss (on HUD Form 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of July 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated September 12, 1997 on: our consideration of the Partnership's internal controls, the Partnership's compliance with specific requirements applicable to major HUD programs, and the Partnership's compliance with specific requirements applicable to fair housing and non-discrimination.

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


                                        /s/ KPMG PEAT MARWICK LLP

Providence, Rhode Island
September 12, 1997

                       [KPMG PEAT MARWICK LLP LETTERHEAD]


                     REPORT ON AUDITED FINANCIAL STATEMENTS
                         AND SUPPLEMENTARY INFORMATION



                          INDEPENDENT AUDITORS REPORT

The Partners
Redfern Grove Associates
(A Limited Partnership):


We have audited the accompanying balance sheet of Redfern Grove Associates (A Limited Partnership) (the "Partnership"), HUD Project No. RI-43-HO23-102, as of July 31, 1996, and the related statements of profit and loss (on HUD Form 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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



                                        /s/ KPMG PEAT MARWICK LLP

Providence, Rhode Island
September 13, 1996

                       [KPMG PEAT MARWICK LLP LETTERHEAD]


                          INDEPENDENT AUDITORS REPORT

The Partners
Redfern Grove Associates
(A Limited Partnership):

We have audited the accompanying balance sheet of Redfern Grove Associates (A Limited Partnership) Project No. RI-43-HO23-102 as of July 31, 1995, and the related statements of profit and loss (on HUD Form 92410), changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Redfern Grove Associates (A Limited Partnership) Project No. RI-43-HO23-102 at July 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedules 1 through 7 is presented for purposes of additional analysis and is not a required part of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the basic financial statements taken as a whole.


                                        /s/ KPMG PEAT MARWICK LLP

Providence, Rhode Island
September 19, 1995

                         [BDO SEIDMAN, LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Valebrook Associates

We have audited the accompanying balance sheet of Valebrook Associates (A Limited Partnership) FHA Project No. MA 74-120, as of December 31, 1997 and the related statements of income, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valebrook Associates (A Limited Partnership) FHA Project No. MA74-120 at December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 1998, on our consideration of Valebrook Associates' internal control structure, a reported dated February 3, 1998, on its compliance with laws and regulations, and a report dated February 3, 1998, on its compliance with specific requirements applicable to HUD programs.


                                        /s/ BDO SEIDMAN, LLP


Boston, Massachusetts
February 3, 1998

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valebrook Associates (A Limited Partnership) FHA Project No. MA74-120 at December 31, 1996, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                        /s/ BDO SEIDMAN, LLP


Boston, Massachusetts
February 5, 1997

                         [BDO SEIDMAN, LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Valebrook Associates

We have audited the accompanying balance sheet of Valebrook Associates (A Limited Partnership) FHA Project No. MA 74-120, as of December 31, 1995 and the related statements of income, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valebrook Associates (A Limited Partnership) at December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                        /s/ BDO SEIDMAN, LLP


Boston, Massachusetts
January 24, 1996

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                     ASSETS


                                                     1997             1996
                                                  -----------      -----------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)      $ 3,493,251      $ 2,808,190

CASH AND CASH EQUIVALENTS (Note 1)                  1,602,717        1,821,955
                                                  -----------      -----------

TOTAL ASSETS                                      $ 5,095,968      $ 4,630,145
                                                  ===========      ===========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

Accounts payable                                  $    98,954      $    31,812
                                                  -----------      -----------



COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
General partners                                     (168,125)        (172,112)
Limited partners                                    5,165,139        4,770,445
                                                  -----------      -----------

                                                    4,997,014        4,598,333
                                                  -----------      -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY            $ 5,095,968      $ 4,630,145
                                                  ===========      ===========



     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                         1997             1996             1995
                                                     -----------      -----------      -----------
INTEREST INCOME                                      $    82,692      $    74,125      $    79,206
                                                     -----------      -----------      -----------

OPERATING EXPENSES:
      Legal and accounting                               132,650           62,320           92,141
      Management fees - general partner (Note 3)         397,680          397,680          397,680
      Administrative  (Note 3)                           218,861           63,248           63,564
                                                     -----------      -----------      -----------

             Total operating expenses                    749,191          523,248          553,385
                                                     -----------      -----------      -----------

LOSS FROM OPERATIONS                                    (666,499)        (449,123)        (474,179)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                    244,281          113,203          172,189

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                      820,899        1,154,755        1,172,891
                                                     -----------      -----------      -----------

NET INCOME                                           $   398,681      $   818,835      $   870,901
                                                     ===========      ===========      ===========


NET INCOME PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                              $        37      $        77      $        81
                                                     ===========      ===========      ===========




     The accompanying notes are integral part of these financial statements.

                          REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                          General        Limited
                                         Partners        Partners        Total
                                        ----------      ----------     ----------
EQUITY (DEFICIENCY),
      January 1, 1995                   $ (189,009)     $3,097,606     $2,908,597

    Net income for 1995                      8,709         862,192        870,901
                                        ----------      ----------     ----------

EQUITY (DEFICIENCY),
    December 31, 1995                     (180,300)      3,959,798      3,779,498

    Net income for 1996                      8,188         810,647        818,835
                                        ----------      ----------     ----------

EQUITY (DEFICIENCY),
    December 31, 1996                     (172,112)      4,770,445      4,598,333

    Net income for 1997                      3,987         394,694        398,681
                                        ----------      ----------     ----------

EQUITY (DEFICIENCY),
    December 31, 1997                   $ (168,125)     $5,165,139     $4,997,014
                                        ==========      ==========     ==========



     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                              1997             1996             1995
                                                          -----------      -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                          $   398,681      $   818,835      $   870,901
      Adjustments to reconcile net income to net cash
        used in operating activities:
          Equity in income of limited partnerships
            and amortization of acquisition costs            (820,899)      (1,154,755)      (1,172,891)
          (Decrease) increase in accounts payable              67,142          (10,574)          33,747
                                                          -----------      -----------      -----------

      Net cash used in operating activities                  (355,076)        (346,494)        (268,243)
                                                          -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments in limited partnerships:
        Capital Contribution                                  (52,000)              --               --
        Distributions from limited partnerships
          recognized as return of capital                     187,838          305,738          349,700
                                                          -----------      -----------      -----------

                                                              135,838          305,738          349,700
                                                          -----------      -----------      -----------

NET (DECREASE) INCREASE IN CASH
      AND CASH EQUIVALENTS                                   (219,238)         (40,756)          81,457

CASH AND CASH EQUIVALENTS,
      BEGINNING OF YEAR                                     1,821,955        1,862,711        1,781,254
                                                          -----------      -----------      -----------

CASH AND CASH EQUIVALENTS,
       END OF YEAR                                        $ 1,602,717      $ 1,821,955      $ 1,862,711
                                                          ===========      ===========      ===========



     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization

        Real Estate Associates Limited II (the Partnership) was formed under the California Limited Partnership Act on December 4, 1979. The Partnership was formed to invest in other limited partnerships which own and operate primarily federal, state or local government-assisted housing projects. The general partners are National Partnership Investment Associates (NAPIA), a limited partnership, and National Partnership Investments Corp. (NAPICO) a wholly owned subsidiary of Casden Investment Corporation, the corporate general partner. Casden Investment Corporation owns 100 percent of NAPICO's stock. The business of REAL II is conducted primarily by NAPICO.

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

        Method of Accounting for Investments in Limited Partnerships

        The investments in limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects were capitalized as part of the investment

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity date of three months or less. The Partnership has its cash and cash equivalents on deposit primarily with two high credit quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

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

2.      INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 20 limited partnerships, owning 21 apartment complexes. The partnerships own residential low income rental projects consisting of 2,430 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies. The Partnership, as a limited partner, is entitled to between 85 percent and 99 percent of the profits and losses of the limited partnerships.

        Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $12,274,000 and $11,748,000 as of December 31, 1997 and 1996, respectively.

        Distributions from limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                               1997             1996
                                                           -----------      -----------
Investment balance, beginning of year                      $ 2,808,190      $ 1,959,173
Capital contributions                                           52,000
Cash distributions recognized as a return of capital          (187,838)        (305,738)
Equity in income of limited partnerships                       829,162        1,163,018
Amortization of capitalized acquisition costs and fees          (8,263)          (8,263)
                                                           -----------      -----------

Investment balance, end of year                            $ 3,493,251      $ 2,808,190
                                                           ===========      ===========

        The difference between the investment per the accompanying balance sheets at December 31, 1997 and 1996, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

        Selected financial information from combining the financial statements of the limited partnerships at December 31, 1997 and 1996 and for each of three years in the period ended December 31, 1997 is as follows:

                                 Balance Sheets

                                           1997          1996
                                         --------      --------
                                              (in thousands)

Land and buildings, net                  $ 48,792      $ 50,604
                                         ========      ========

Total assets                             $ 65,330      $ 66,883
                                         ========      ========

Mortgages payable                        $ 80,218      $ 87,060
                                         ========      ========

Total liabilities                        $ 83,550      $ 84,684
                                         ========      ========

Deficiency of Real Estate Associates
  Limited II                             $(13,507)     $(13,350)
                                         ========      ========

Deficiency of other partners             $ (4,713)     $ (4,450)
                                         ========      ========

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997



2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                              1997        1996        1995
                                            -------     -------     -------
                                                     (in thousands)
Total revenue                               $23,111     $22,979     $22,855
                                            =======     =======     =======

Interest expense                            $ 6,509     $ 7,339     $ 6,660
                                            =======     =======     =======

Depreciation                                $ 3,174     $ 3,292     $ 3,215
                                            =======     =======     =======

Total expenses                              $22,627     $21,946     $22,085
                                            =======     =======     =======

Net income                                  $   483     $ 1,032     $   770
                                            =======     =======     =======

Net income allocable to the Partnership     $   398     $   902     $   631
                                            =======     =======     =======

        An affiliate of NAPICO is the general partner in three of the limited partnerships included above, and another affiliate receives property management fees of approximately 5% of their revenue. The affiliate received property management fees of $310,109, $309,874 and $311,822 in 1997, 1996 and 1995, respectively. The following sets forth the significant data for these partnerships, reflected in the accompanying financial statements using the equity method of accounting:

                                    1997         1996          1995
                                 --------      --------      --------
                                       (in thousands)
Total assets                     $ 11,304      $ 11,829
                                 ========      ========

Total liabilities                $ 16,913      $ 17,118
                                 ========      ========

Deficiency of Real Estate
  Associates Limited II          $ (3,587)     $ (3,437)
                                 ========      ========

Deficiency of other partners     $ (2,023)     $ (1,852)
                                 ========      ========

Total revenue                    $  5,157      $  5,125      $  5,174
                                 ========      ========      ========

Net income                       $     14      $    129      $    380
                                 ========      ========      ========

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

        Under recent adopted law and policy, HUD has determined not to renew HAP Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

        As a result of the foregoing, the Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $137,723 for the year ended December 31, 1997.

        A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

        The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL II; and
        (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

        A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997



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

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $35,194, $31,948 and $29,872 in 1997, 1996
        and 1995, respectively, and is included in operating expenses.

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


        The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

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

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1997



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

7.      FOURTH-QUARTER ADJUSTMENT

        The Partnership's policy is to record its equity in the income of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income of limited partnerships reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The decrease of approximately $16,899, between the estimated nine-month equity in income and the actual 1997 year end equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE
                        REAL ESTATE ASSOCIATES LIMITED II
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                Year Ended December 31, 1997
                                       --------------------------------------------------------------------------
                                                                           Cash
                                         Balance                         Distri-         Equity         Balance
                                         January         Capital         butions           in           December
Limited Partnerships                     1, 1997       Contributions     Received        Income         31, 1997
-----------------------                -------------   -------------   -------------  -------------   -----------
Azalea Court Apartments                $               $               $              $               $

Berger Apartments                           514,942                                       211,773         726,715

Biltmore                                                    52,000                        (52,000)

Branford Elderly Housing                    330,012                                        37,162         367,174

Castlewood Apartments

Cherrywood/Saturn Apartments

Clearfield Manor

Crystal Springs

East Farm Village

Grant Park/Ormewood Park

Lakeside Apartments

Landmark Towers

Magnolia State Apts

New Haven Plaza                             129,795                       (132,640)         2,845

Pennbrook Apartments

Redfern Grove Apartments                    432,950                        (28,281)       128,771         533,440

Sugar River Mills

Valebrook                                 1,400,491                        (26,917)       492,348       1,865,922

Westward Ho Apartments

Willow Wick Apartments
                                         ----------     ----------      ----------    -----------      ----------

                                         $2,808,190     $   52,000      $ (187,838)   $   820,899      $3,493,251
                                         ==========     ==========      ==========    ===========      ==========

                                                                        SCHEDULE
                                                                     (CONTINUED)
                        REAL ESTATE ASSOCIATES LIMITED II
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                     Year Ended December 31, 1996
                                       ----------------------------------------------------------------------------
                                                                           Cash
                                         Balance                         Distri-         Equity         Balance
                                         January         Capital         butions           in           December
Limited Partnerships                     1, 1996       Contributions     Received        Income         31, 1996
-----------------------                -------------   -------------   -------------  -------------   -------------
Azalea Court Apartments                $               $               $              $               $

Berger Apartments                           339,210                         (20,466)       196,198         514,942

Biltmore

Branford Elderly Housing                    292,932                                         37,080         330,012

Castlewood Apartments

Cherrywood/Saturn Apartments                                                (24,037)        24,037

Clearfield Manor

Crystal Springs

East Farm Village                                                           (57,226)        57,226

Grant Park/Ormewood Park

Lakeside Apartments

Landmark Towers

Magnolia State Apts.

New Haven Plaza                              89,625                        (177,092)       217,262         129,795

Pennbrook Apartments

Redfern Grove Apartments                    328,124                                        104,826         432,950

Sugar River Mills

Valebrook                                   909,282                         (26,917)       518,126       1,400,491

Westward Ho Apartments

Willow Wick Apartments
                                       ------------    -------------   ------------   ------------    ------------

                                       $  1,959,173    $          --   $   (305,738)  $  1,154,755    $  2,808,190
                                       ============    =============   ============   ============    ============

                                                                        SCHEDULE
                                                                     (CONTINUED)
                        REAL ESTATE ASSOCIATES LIMITED II
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                        Year Ended December 31, 1995
                                  ---------------------------------------------------------------------------
                                                                     Cash
                                     Balance       Capital          Distri-         Equity          Balance
                                     January       Contri-          butions           In            December
Limited Partnerships                 1, 1995       butions         Received         Income          31, 1995
------------------------          -----------   ------------    -------------     -----------     -----------
Azalea Court Apartments           $             $               $                 $               $

Berger Apartments                    248,914                                          90,296          339,210

Biltmore

Branford Elderly Housing             271,292                                          21,640          292,932

Castlewood Apartments

Cherrywood/Saturn Apartments            -                            (46,063)         46,063

Clearfield Manor

Crystal Springs

East Farm Village

Grant Park/Ormewood Park

Lakeside Apartments

Landmark Towers

Magnolia State Apts.

New Haven Plaza                                                     (276,720)        366,345          89,625

Pennbrook Apartments

Redfern Grove Apartments             198,944                                         129,180         328,124

Sugar River Mills

Valebrook                            416,832                         (26,917)        519,367         909,282

Westward Ho Apartments

Willow Wick Apartments
                                  ----------    -----------     ------------      ----------      ----------

                                  $1,135,982    $       --      $   (349,700)     $1,172,891      $1,959,173
                                  ==========    ===========     ============      ==========      ==========

                        REAL ESTATE ASSOCIATES LIMITED II
               INVESTMENTS IN, EQUITY IN EARNINGS OF AND DIVIDENDS
                   RECEIVED FROM AFFILIATES AND OTHER PERSONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

                                                                                                                        SCHEDULE III
                                                 REAL ESTATE ASSOCIATES LIMITED II
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                           OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                                                  IN WHICH REAL II HAS INVESTMENTS
                                                         DECEMBER 31, 1997

                                                                              BUILDINGS, FURNISHINGS
                                                                              & EQUIPMENT - INITIAL
                                                                               COST TO PARTNERSHIP
                             NUMBER           OUTSTANDING                       AND AMOUNT CARRIED
                               OF              MORTGAGE                            AT CLOSE OF                          ACCUMULATED
                              UNITS              LOAN              LAND               PERIOD                TOTAL       DEPRECIATION
                              -----           -----------       ----------    ----------------------    ------------    ------------
Azalea Court Apts.
 Theodore, AL                    48           $ 1,002,135       $   62,500        $  1,274,152          $  1,336,652     $   755,158

Berger Apartments
 New Haven, Connecticut         144             4,473,274         156,386            7,563,147             7,719,533       4,259,474

Branford Elderly Hsng.
 Branford, Connecticut           38             1,011,858          138,000           1,559,747             1,697,747         574,199

Castlewood Apartments
 Davenport, Iowa                 96             2,994,700          270,422           3,177,727             3,448,149       2,160,629

Cherrywood/Saturn Apartments
 Twin Falls/Idaho Falls, Idaho   78             3,214,194          146,186           2,484,235             2,630,421       1,772,460

Clearfield Manor
 Clearfield, KY                  40             1,102,448           50,000           1,271,490             1,321,490         826,944

Crystal Springs Apts.
 Crystal Springs, MS             28               626,571           35,835             770,153               805,988         547,826

East Farm Village
 East Haven, Connecticut        240             9,011,324          291,416          13,552,727            13,844,143       7,184,769

Grant Park/Ormewood Park
 Atlanta, Georgia               188             4,626,302          299,193           6,282,753             6,581,946       3,469,165

Lakeside Apartments
 Mishawaka, IN                   48             1,700,000          115,366           1,555,835             1,671,201       1,517,067

Landmark Towers
 Nampa, Idaho                    40               940,822           38,700           1,536,595             1,575,295       1,303,731

Magnolia State Apts.
 Gulfport, MS                    60             1,213,221           57,165           1,584,368             1,641,533         914,715

New Haven Plaza
 Far Rockaway, New York         344            10,392,024        1,250,000          12,597,416            13,847,416       8,444,800

Pennbrook Apartments
 Owasso, Michigan               108             2,920,669           64,256           3,376,911             3,441,167       1,893,358

Redfern Grove Apartments
 E. Providence, RI               72             1,696,138          238,522           2,710,136             2,948,658       1,722,012

Sugar River Mills
 Claremon, NH                   162             7,302,000           301,107          9,249,091             9,550,098       4,622,540

The Biltmore
 Dayton, Ohio                   231             9,680,157          754,973          11,327,420            12,082,393       4,650,574

Valebrook Assoc.
 Lawrence, Massachusetts        151             3,773,930           88,886           6,599,441             6,688,327       5,471,673

Westward Ho Apartments
 Phoenix, Arizona               290            12,105,467        1,040,000          14,931,435            15,971,435       8,105,789

Willow Wick Apts.
 Centre, AL                      24               430,601           21,675             622,317               643,922         458,595

                              -----           -----------       ----------        ------------          ------------     -----------
TOTAL                         2,430           $80,217,835       $5,420,488        $104,027,096          $109,447,584     $60,655,478
                              =====           ===========       ==========        ============          =============    ===========

                                                                    SCHEDULE III
                                                                     (Continued)


                        REAL ESTATE ASSOCIATES LIMITED II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                      HELD BY LOCAL LIMITED PARTNERSHIPS IN
                          WHICH REAL II HAS INVESTMENTS
                                DECEMBER 31, 1997


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

          3.    Investments in property and equipment:

                                                    Buildings,
                                                   Furnishings
                                                       And
                                     Land           Equipment         Total
                                 ------------     ------------     ------------
Balance at January 1, 1995       $  5,288,309     $101,260,489     $106,548,798

Net additions during 1995              34,500          903,158          937,658
                                 ------------     ------------     ------------

Balance at December 31, 1995        5,322,809      102,163,647      107,486,456

Net additions during 1996              22,503          691,232          713,735
                                 ------------     ------------     ------------

Balance at December 31, 1996        5,345,312      102,854,879      108,200,191

Net additions during 1997              75,176        1,172,217        1,247,393
                                 ------------     ------------     ------------

Balance at December 31, 1997     $  5,420,488     $104,027,096     $109,447,584
                                 ============     ============     ============

                                                                    SCHEDULE III
                                                                     (Continued)


                        REAL ESTATE ASSOCIATES LIMITED II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                      HELD BY LOCAL LIMITED PARTNERSHIPS IN
                          WHICH REAL II HAS INVESTMENTS
                                DECEMBER 31, 1997

                                  Buildings,
                                 Furnishings
                                     And
                                  Equipment
                                 -----------
Accumulated Depreciation:

Balance at January 1, 1995       $51,316,472

Net additions during 1995          3,080,419
                                 -----------

Balance at December 31, 1995      54,396,891

Net additions during 1996          3,199,147
                                 -----------

Balance at December 31, 1996      57,596,038

Net additions during 1997          3,059,440
                                 -----------

Balance at December 31, 1997     $60,655,478
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

CHARLES H. BOXENBAUM, 68, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 46, President and a director of NAPICO.

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

ALAN I. CASDEN, 52, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 54, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BOB SCHAFER, 56, Senior Vice President and Corporate Controller.

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

PATRICIA W. TOY, 68, Senior Vice President - Communications and Assistant Secretary

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 37, Executive Vice President, General Counsel and Assistant Secretary.

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

NAPICO and several of its officers, directors and affiliates, including Charles
H. Boxenbaum, Bruce E. Nelson and Alan I. Casden, consented to the entry, on June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission (the "Commission"), without admitting or denying any of the findings made by the Commission. The Commission found that NAPICO and others had violated certain federal securities laws in connection with transactions unrelated to the Partnership. The Commission's order did not impose any cost, burden or penalty on any partnership managed by NAPICO and does not impact NAPICO's ability to serve as the Partnership's Managing General Partner.

ITEM 11. MANAGEMENT REMUNERATION AND TRANSACTIONS:

Real Estate Associates Limited II has no officers, employees, or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to pay the Corporate General Partner an annual management fee. The annual management fee is approximately equal to .4 percent of the invested assets, including the Partnership's allocable share of the mortgages related to real estate properties held by local limited partnerships. The fee is earned beginning in the month the Partnership makes its initial contribution to the limited partnership. In addition, the Partnership reimburses the Corporate General Partner for certain expenses.

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

(b)      At December 31, 1997, security ownership of management is as listed:

                                                                                 Percentage of
                                                                                  Outstanding
                                                            Amount and              Limited
                                  Name of                    Nature of            Partnership
Title of Class                     Owner                 Beneficial Owner          Interests
--------------                     -----                 ----------------          ---------
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $397,680 for each of the three years in the period ended December 31, 1997.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $35,194, $31,948 and $29,892 in 1997, 1996 and 1995, respectively, and is included in operating expenses.

An affiliate of NAPICO is the general partner in three of the limited partnerships in which the Partnership has an investment, and another affiliate receives property management fees of approximately 5 percent of their revenue. The affiliate received property management fees of $310,109, $309,874 and $311,822 in 1997, 1996 and 1995, respectively.

A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL II; and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Reports of Independent Public Accountants.

Balance Sheets as of December 31, 1997 and 1996.

Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1997, 1996 and 1995.

Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED II AND TO THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED II HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 1997, 1996 and
1995.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1997.

The remaining schedules are omitted because the required information is included in the financial statements and notes thereto, or they are not applicable or not required.

EXHIBITS
--------

(3) Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #266171 incorportated herein by reference.

(10) Material contracts: The registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated December 4, 1979, and the twenty-one contracts representing the Partnership investment in Local Limited Partnerships as previously filed at the Securities and Exchange Commission, File #266171, which is hereby incorporated by reference.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.


REAL ESTATE ASSOCIATES LIMITED II

By:       NATIONAL PARTNERSHIP INVESTMENTS CORP.
          General Partner


/s/ CHARLES H. BOXENBAUM
--------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer



/s/ BRUCE E. NELSON
--------------------------------------
Bruce E. Nelson
Director and President



/s/ ALAN I. CASDEN
--------------------------------------
Alan I. Casden
Director



/s/ HENRY C. CASDEN
--------------------------------------
Henry C. Casden
Director


/s/ BOB E. SCHAFER
--------------------------------------
Bob E. Schafer
Senior Vice President of Finance