Form 10-Q
period 1998-06-30
REAL ESTATE ASSOCIATES LTD II
filed 1998-08-18
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1998

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

                                   Yes X No___

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998



PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Balance Sheets, June 30, 1998 and December 31, 1997 ...........1

                 Statements of Operations,
                      Six and Three Months Ended, June 30, 1998 and 1997 .......2

                 Statement of Partners' Equity
                      Six Months Ended June 30, 1998 ...........................3

                 Statements of Cash Flows,
                      Six Months Ended June 30, 1998 and 1997 ..................4

                 Notes to Financial Statements .................................5

        Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .....................10


PART II.  OTHER INFORMATION

        Item 1:  Legal Proceedings.............................................12

        Item 6:  Exhibits and Reports and Form 8-K.............................12

        Signatures.............................................................13


                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                            1998
                                                        (Unaudited)            1997
                                                        -----------         -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)            $ 4,071,092         $ 3,493,251

CASH AND CASH EQUIVALENTS (Note 1)                        1,256,208           1,602,717
                                                        -----------         -----------

   TOTAL ASSETS                                         $ 5,327,300         $ 5,095,968
                                                        ===========         ===========


                LIABILITIES AND PARTNERS' EQUITY

   LIABILITIES:

Accounts payable                                        $   166,688         $    98,954
                                                        -----------         -----------



COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
  General partners                                         (166,489)           (168,125)
  Limited partners                                        5,327,101           5,165,139
                                                        -----------         -----------

                                                          5,160,612           4,997,014
                                                        -----------         -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                  $ 5,327,300         $ 5,095,968
                                                        ===========         ===========



    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)



                                                       Six months       Three months       Six months       Three months
                                                         ended             ended             ended              ended
                                                      June 30, 1998     June 30, 1998     June 30, 1997      June 30, 1997
                                                      -------------     -------------     -------------     --------------
INTEREST INCOME                                         $  38,262         $  19,065         $  40,692         $  20,215
                                                        ---------         ---------         ---------         ---------

OPERATING EXPENSES:
      Legal and accounting                                123,417            98,966            51,306            27,031
      Management fees - general partner (Note 3)          198,840            99,420           198,840            99,420
      Administrative  (Notes 2 and 3)                     145,890            93,673            38,657            21,753
                                                        ---------         ---------         ---------         ---------

                Total operating expenses                  468,147           292,059           288,803           148,204
                                                        ---------         ---------         ---------         ---------

LOSS FROM OPERATIONS                                     (429,885)         (272,994)         (248,111)         (127,989)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                     157,683            24,663            63,453            25,512

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                       435,800           217,900           536,000           268,000
                                                        ---------         ---------         ---------         ---------

NET INCOME (LOSS)                                       $ 163,598         $ (30,431)          351,342         $ 165,523
                                                        =========         =========         =========         =========


NET INCOME (LOSS) PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                                 $      15         $      (3)               33         $      15
                                                        =========         =========         =========         =========



The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)



                                             General           Limited
                                            Partners           Partners         Total
                                           ----------         ----------        ----------

PARTNERSHIP INTERESTS                                             10,693
                                                              ==========


EQUITY (DEFICIENCY),
      January 1, 1998                      $ (168,125)        $5,165,139        $4,997,014

      Net income for the six months
      ended June 30, 1998                       1,636            161,962           163,598
                                           ----------         ----------        ----------

EQUITY (DEFICIENCY),
      June 30, 1998                        $ (166,489)        $5,327,101        $5,160,612
                                           ==========         ==========        ==========




    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                             1998                1997
                                                                         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $   163,598         $   351,342
   Adjustments to reconcile net income to net cash
     used in operating activities:
       Equity in income of limited partnerships
         and amortization of acquisition costs                              (435,800)           (536,000)
       Decrease in accounts payable                                           67,734             (26,391)
                                                                         -----------         -----------

          Net cash used in operating activities                             (204,468)           (211,049)
                                                                         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital contributions                                                    (173,900)                 --
   Distributions recognized as a return from limited partnerships
      recognized as return of capital                                         31,859             188,405
                                                                         -----------         -----------

          Net cash (used in) provided by investing activities               (142,041)            188,405
                                                                         -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (346,509)            (22,644)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,602,717           1,821,955
                                                                         -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 1,256,208         $ 1,799,311
                                                                         ===========         ===========



    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

                                  JUNE 30, 1998

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         The following is a summary of the investments in limited partnerships for the six months ended June 30, 1998:

        Balance, beginning of period                                $3,493,251
        Capital contributions                                          173,900
        Amortization of acquisition costs                               (4,200)
        Cash distribution recognized as return of capital              (31,859)
        Equity in income of limited partnerships                       440,000
                                                                    ----------

        Balance, end of period                                      $4,071,092
                                                                    ==========

         The difference between the investment per the accompanying balance sheets at June 30, 1998 and December 31, 1997, and the deficiency per the unaudited combined estimated statements of operations is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

         The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 1998 and 1997 for the limited partnerships in which the Partnership has investments:

                                         Six months          Three months        Six months         Three months
                                            ended                ended              ended               ended
                                        June 30, 1998        June 30, 1998      June 30, 1997       June 30, 1997
                                        -------------        -------------      -------------       -------------
           REVENUES
             Rental and other            $11,556,000           $5,778,000        $11,490,000         $5,745,000
                                         -----------           ----------        -----------         ----------

           EXPENSES
             Depreciation                  1,588,000              794,000          1,646,000            823,000
             Interest                      3,254,000            1,627,000          3,670,000          1,835,000
             Operating                     6,472,000            3,236,000          5,658,000          2,829,000
                                         -----------           ----------        -----------         ----------

                                          11,314,000            5,657,000         10,974,000          5,487,000
                                         -----------           ----------        -----------         ----------

            NET INCOME                   $   242,000           $  121,000        $   516,000         $  258,000
                                         ===========           ==========        ===========         ==========

           NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

           Under recently adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on their existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

           As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $244,000 through June 30, 1998, including approximately $106,000 for the six months ended June 30, 1998, which are included in general and administrative expenses.

           A real estate investment trust ("REIT") organized by affiliates of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

           The REIT proposes to purchase such limited partnership interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partnership interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL II; and (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of June 30, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

           A consent solicitation statement will be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998


NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

           Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For the six months ended June 30, 1998 and 1997, the fee was $198,840.

           The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $17,597 and $16,000 for the six months ended June 30, 1998 and 1997, respectively, and is included in administrative expenses.

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

                                  JUNE 30, 1998


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

         Under recently adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on their existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

         As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $244,000 through June 30, 1998, including approximately $106,000 for the six months ended June 30, 1998, which are included in general and administrative expenses.

         A real estate investment trust ("REIT") organized by affiliates of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

         The REIT proposes to purchase such limited partnership interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things,
         (i) consummation of such private placement by the REIT; (ii) the purchase of the general partnership interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL II; and (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of June 30, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

         A consent solicitation statement will be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Joseph Alizio v. Peter Perpignano, New Haven Plaza Associates, et al., Index No. 1776/94, Supreme Court, Nassau County. This action was commenced by Joseph Alizio, a limited partner in New Haven Plaza Associates ("New Haven Plaza"), alleging seven causes of action. Plaintiff sought to recover his pro rata share of $280,000, representing a portion of the purchase price of the partnership interest purchased by Real Estate Associates Limited II ("REAL II"), as well as an accounting. By notice of motion, dated May 9, 1996, defendants Perpignano, New Haven Plaza, Macagnone, REAL II, National Partnership Investments Corp. and National Partnership Investments Associates moved to dismiss the first through fourth, sixth and seventh causes of action. By Memorandum Decision and Order, dated September 24, 1996, the Court granted the motion. Thereafter, appeals were taken, other motions made and on December 22, 1997, the Appellate Division, Second Department, affirmed the dismissal of the first through fourth, sixth and seventh causes of action. The fifth cause of action is still pending in which plaintiff seeks his pro rata share of a $75,000 consultant's fee paid to defendant Perpignano by Real II and its general partners.

         The corporate general partner is involved in various lawsuits. None of these are related to the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


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

                                          REAL ESTATE ASSOCIATES LIMITED II
                                          (a California limited partnership)


                                          By:   National Partnership Investments
                                                Corp., General Partner


                                               /s/ BRUCE NELSON
                                               ---------------------------------
                                               Bruce Nelson
                                               President


                                          Date:  8/14/98
                                               ---------------------------------

                                                /s/ CHARLES H. BOXENBAUM
                                               ---------------------------------
                                               Charles H. Boxenbaum
                                               Chief Executive Officer



                                          Date:  8/14/98
                                               ---------------------------------