Form 10-Q
period 1998-09-30
REAL ESTATE ASSOCIATES LTD II
filed 1998-11-20
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1998

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

                                 Yes [X] No [ ]

                        REAL ESTATE ASSOCIATES LIMITED II

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                   Balance Sheets, September 30, 1998 and December 31, 1997 ...............1

                   Statements of Operations,

                         Nine and Three Months Ended, September 30, 1998 and 1997 .........2

                   Statement of Partners' Equity

                         Nine Months Ended September 30, 1998 .............................3

                   Statements of Cash Flows,

                         Nine Months Ended September 30, 1998 and 1997 ....................4

                   Notes to Financial Statements ..........................................5

         Item 2.  Management's Discussion and Analysis of Financial

                         Condition and Results of Operations .............................10

PART II.  OTHER INFORMATION

         Item 1:  Legal Proceedings 12

         Item 6:  Exhibits and Reports and Form 8-K.......................................12

         Signatures ......................................................................13


                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS


                                                          1998
                                                       (Unaudited)         1997
                                                       -----------      -----------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)           $ 4,288,992      $ 3,493,251

CASH AND CASH EQUIVALENTS (Note 1)                       1,003,585        1,602,717
                                                       -----------      -----------

     TOTAL ASSETS                                      $ 5,292,577      $ 5,095,968
                                                       ===========      ===========


                  LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

  Accounts payable                                     $    95,548      $    98,954
                                                       -----------      -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
  General partners                                        (166,125)        (168,125)
  Limited partners                                       5,363,154        5,165,139
                                                       -----------      -----------
                                                         5,197,029        4,997,014
                                                       -----------      -----------
TOTAL LIABILITIES AND PARTNERS' EQUITY                 $ 5,292,577      $ 5,095,968
                                                       ===========      ===========




    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                    Nine months    Three months   Nine months    Three months
                                                       ended          ended          ended          ended
                                                  Sept. 30, 1998 Sept. 30, 1998 Sept. 30, 1997 Sept. 30, 1997
                                                  -------------- -------------- -------------- --------------
INTEREST INCOME                                      $  53,869      $  15,607      $  62,133      $  21,441
                                                     ---------      ---------      ---------      ---------

OPERATING EXPENSES:

      Legal and accounting                             129,891          6,475        108,211         49,923
      Management fees - general partner (Note 3)       298,260         99,420        298,260         99,420
      Administrative  (Notes 2 and 3)                  304,400        158,509         60,968         22,311
                                                     ---------      ---------      ---------      ---------

                  Total operating expenses             732,551        264,404        467,439        171,654
                                                     ---------      ---------      ---------      ---------

LOSS FROM OPERATIONS                                  (678,682)      (248,797)      (405,306)      (150,213)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                  224,997         67,314        247,126        135,859

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                    653,700        217,900        804,000        268,000
                                                     ---------      ---------      ---------      ---------

NET INCOME                                           $ 200,015      $  36,417        645,820      $ 253,646
                                                     =========      =========      =========      =========


NET INCOME PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                              $      19      $       3             60      $      24
                                                     =========      =========      =========      =========



    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                   (Unaudited)

                                          General         Limited
                                          Partners        Partners        Total
                                         ----------      ----------     ----------

PARTNERSHIP INTERESTS                                        10,693
                                                         ==========


EQUITY (DEFICIENCY),

             January 1, 1998             $ (168,125)     $5,165,139     $4,997,014

      Net income for the nine months
      ended September 30, 1998                2,000         198,015        200,015
                                         ----------      ----------     ----------

EQUITY (DEFICIENCY),
          September 30, 1998             $ (166,125)     $5,363,154     $5,197,029
                                         ==========      ==========     ==========




    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                           1998             1997
                                                                       -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

        Net income                                                     $   200,015      $   645,820
        Adjustments to reconcile net income to net cash
         used in operating activities:
         Equity in income of limited partnerships
          and amortization of acquisition costs                           (653,700)        (804,000)
         Decrease in accounts payable                                       (3,406)          (7,575)
                                                                       -----------      -----------
            Net cash used in operating activities                         (457,091)        (165,755)

CASH FLOWS FROM INVESTING ACTIVITIES:
        Capital contributions                                             (173,900)              --
        Distributions recognized as a return of capital
            recognized as return of capital                                 31,859          184,990
                                                                       -----------      -----------
               Net cash (used in) provided by investing activities        (142,041)         184,990
                                                                       -----------      -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (599,132)          19,235

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           1,602,717        1,821,955
                                                                       -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 1,003,585      $ 1,841,190
                                                                       ===========      ===========



     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

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

           In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         The following is a summary of the investments in limited partnerships for the nine and three months ended September 30, 1998:

         Balance, beginning of period                              $3,493,251
         Capital contributions                                        173,900
         Amortization of acquisition costs                             (6,300)
         Cash distribution recognized as return of capital            (31,859)
         Equity in income of limited partnerships                     660,000
                                                                   ----------

         Balance, end of period                                    $4,288,992
                                                                   ==========

         The difference between the investment per the accompanying balance sheets at September 30, 1998 and December 31, 1997, and the deficiency per the unaudited combined estimated statements of operations is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

         The following are unaudited combined estimated statements of operations for the nine months ended September 30, 1998 and 1997 for the limited partnerships in which the Partnership has investments:

                                     Nine months            Three months            Nine months           Three months
                                        ended                   ended                  ended                  ended
                                   Sept. 30, 1998          Sept. 30, 1998         Sept. 30, 1997         Sept. 30, 1997
                                   --------------          --------------         --------------         --------------
            REVENUES

               Rental and other       $17,334,000               $5,778,000          $17,235,000              $5,704,000
                                      -----------               ----------          -----------              ----------

            EXPENSES

               Depreciation             2,382,000                  794,000            2,403,000                 801,000
               Interest                 4,881,000                1,627,000            5,001,000               1,667,000
               Operating                9,708,000                3,236,000            9,168,000               3,056,000
                                      -----------              -----------         ------------             -----------

                                       16,971,000                5,657,000           16,461,000               5,524,000
                                      -----------              -----------          -----------             -----------

             NET INCOME              $    363,000              $   121,000         $    774,000             $   180,000
                                     ============              ===========         ============             ===========

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

         As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $380,000 through September 30, 1998 including approximately $242,000 and $24,000 for the nine months ended September 30, 1998 and 1997, respectively, which are included in general and administrative expenses.

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

         A consent solicitation statement has been sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. As of November 2, 1998, the consents of the limited partners to the sale of the partnership interests and amendments to the

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         Partnership Agreement have been obtained. In addition, the REIT has completed buy-out negotiations with a majority of the general partners of the local limited partnerships and has obtained approval from HUD.

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For the nine months ended September 30, 1998 and 1997, the fee was $298,260.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $26,400 and $24,300 for the nine months ended September 30, 1998 and 1997, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

         On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the REIT (Note 2). The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

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

                               SEPTEMBER 30, 1998


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

                               SEPTEMBER 30, 1998

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

                               SEPTEMBER 30, 1998

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

          As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $380,000 through September 30, 1998 including approximately $242,000 and $24,000 for the nine months ended September 30, 1998 and 1997, respectively, which are included in general and administrative expenses.

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

          A consent solicitation statement has been sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. As of November 2, 1998, the consents of the limited partners to the sale of the partnership interests and amendments to the Partnership Agreement have been obtained. In addition, the REIT has completed buy-out negotiations with a majority of the general partners of the local limited partnerships and has obtained approval from HUD.

          The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

                        REAL ESTATE ASSOCIATES LIMITED II

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Joseph Alizio v. Peter Perpignano, New Haven Plaza Associates, et. al., Index No. 1776/94, Supreme Court, Nassau County. This action was commenced by Joseph Alizio, a limited partner in New Haven Plaza Associates ("New Haven Plaza"), alleging seven causes of action. Plaintiff sought to recover his pro rata share of $280,000, representing a portion of the purchase price of the partnership interest purchased by Real Estate Associates Limited II ("REAL II"), as well as an accounting. By order dated September 24, 1996, the Court dismissed the first through fourth, sixth and seventh causes of action. On December 22, 1997, the Appellate Division affirmed the dismissal of the first through fourth, sixth and seventh causes of action. The fifth cause of action is still pending in which plaintiff seeks his pro rata share of a $75,000 consultant's fee paid to defendant Perpignano by Real II and its general partners.

         On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the REIT (Note 2). The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

         The corporate general partner is involved in various lawsuits. None of these are related to the Partnership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         A report 8-K relating to an unsolicited offer to buy units of limited partnership interests (the "Units"), as discussed below, was filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

         On February 15, 1998, Bond Purchase, L.L.C. (the "Buyer") made an unsolicited tender offer to buy a certain number of Units in the Partnership for a price of $215 per Unit. The Buyer did not contact the Corporate General Partner prior to commencing its tender offer. By letter dated March 11, 1998, the Corporate General Partner advised limited partners that it had determined not to take a position with respect to the tender offer but cautioned limited partners to consider certain items before determining whether to tender their Units to the Buyer. A copy of the letter from the Buyer is attached as an Exhibit to this form 10-Q.

                        REAL ESTATE ASSOCIATES LIMITED II

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REAL ESTATE ASSOCIATES LIMITED II
                                   (a California limited partnership)

                                   By: National Partnership Investments Corp. General Partner

                                          /s/ PAUL PATIERNO
                                          --------------------------------------
                                          Paul Patierno
                                          Chief Financial Officer

                                   Date:
                                          --------------------------------------

                                          /s/ CHARLES BOXENBAUM
                                          --------------------------------------
                                          Charles Boxenbaum
                                          Chief Executive Officer


                                   Date:
                                          --------------------------------------

BOND PURCHASE L.L.C.
P.O. Box 26730
Kansas City, MO 64196

February 15, 1998

To the Holders of Limited Partnership Interests in Real Estate
  Associates Limited II.

RE:  OFFER TO PURCHASE LIMITED PARTNERSHIP INTERESTS FOR $215.00

Dear Investor:

     We are offering you an opportunity to sell your limited partnership interests (the "Units") in Real Estate Associates Limited II (the "Partnership") for cash in the amount of $215.00 per Unit (which amount will be reduced by any cash distributions declared by the Partnership after the date of this letter). Our offer provides you with an opportunity to sell your Units now without the costly transfer fees and commission costs (typically up to 10%) usually paid by the seller in secondary market sales. ALL TRANSFER COSTS AND FEES WILL BE PAID BY BOND PURCHASE, L.L.C.

     We believe that it is appropriate for investors to have financial choices. Our offer gives you, the investor, the ability to make a decision about your continued involvement with the Partnership. You may no longer wish to continue with your investment in the Partnership for a number of reasons, including:


     *    NO FURTHER IRS FILING

     * HIGHEST OFFER -- This offer is higher than the last reported trade of $210 (August 1, 1997 to September 30, 1997) in the secondary

     * If you sell you units, 1998 will be the final year for which you receive a K-I tax from the partnership.

     * You may be able to realize a tax loss that would reduce your taxes for 1998.

     * The Partnership was closed eighteen years ago in 1980. You money has been tied up for this long period with minimal return.

     * More immediate use for the cash tied up in your investment in the Units.

     * The absence of a formal trading market for the Units and their resulting relative illiquidity.

     *    The lack of any current cash distributions.

     * General disenchantment with real estate investments, particularly long-term investments in limited partnerships;

     Our offer is limited to 512 of the 10,693 outstanding Units. If we were to acquire more than this amount, the administrative costs of our offer would become burdensome.

     We will accept for purchase properly documented Units on a "first-received, first-buy" basis. You will be paid promptly following confirmation of a valid, properly executed Agreement of Transfer and other required transfer documents. We will pay for all Partnership transfer fees and costs. All tenders of Units will be irrevocable and may not be rescinded or withdrawn.

     We are real estate investors who are not affiliated with the Partnership or the General Partners. The General Partners of the Partnership have not analyzed, approved, endorsed or made any recommendation as to acceptance of the offer. The purchase offer has been determined solely at the discretion of Bond Purchase, L.L.C. and does not necessarily represent the true market value of each unit. We are seeking to acquire Units for investment purposes only and not with a view to their resale.

     An Agreement of Transfer is enclosed which you can use to accept our offer. Please execute page 3 of this document, as well as the Power of Attorney, obtain all other required signatures and return it in the enclosed envelope. In addition, please return your Unit Certificate in the enclosed envelope. We encourage you to act immediately if you are interested in accepting or offer as only 512 Units will be purchased.

     OUR OFFER WILL EXPIRE AT 5:00 PM ON APRIL 15, 1998, UNLESS EXTENDED.

     Please call William Teel at (816) 421-4670 if you have any questions.

Sincerely,


Bond Purchase, L.L.C.