Form 10-K405
period 1998-12-31
REAL ESTATE ASSOCIATES LTD II
filed 1999-04-14
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the Fiscal Year Ended DECEMBER 31, 1998

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

The general partners of REAL II are National Partnership Investments Corp. ("NAPICO"), a California Corporation (the "Corporate General Partner") and National Partnership Investments Associates ("NAPIA"). NAPIA is a California limited partnership and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner and Charles H. Boxenbaum as limited partner. The business of REAL II is conducted primarily by NAPICO.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry C. Casden.

REAL II holds limited partnership interests in 13 local limited partnerships as of December 31, 1998, after selling its interest in 7 local limited partnerships, in December 1998, to the Operating Partnership. Each of the local partnerships owns one or two low income housing projects which are subsidized and/or have a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

The partnerships in which REAL II has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL II became the principal limited partner in these local limited partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL II's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains responsibility for developing, constructing, maintaining, operating and managing the Project. Under certain circumstances of default, REAL II has the right to replace the general partner of the local limited partnerships, but otherwise does not have control of sale or refinancing, etc.

Although each of the partnerships in which REAL II has invested owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

During 1998, the projects in which REAL II had invested were substantially rented. The following is a schedule of the status as of December 31, 1998, of the projects owned by local limited partnerships in which REAL II is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL II HAS AN INVESTMENT
                                DECEMBER 31, 1998

                                                Units Authorized
                                                   For Rental
                                                Assistance Under
                                                  Section 8 or
                                                   Other Rent
                                   No. of          Supplement      Units        Percentage of
Name & Location                    Units             Program     Occupied        Total Units
---------------                    -----             -------     --------        -----------
Azalea Court                         48               4/ 19             46             96%
Theodore, AL

Branford Elderly                     38              38/  0             37             97%
Branford, CT

Cherrywood Apts.                     40              40/  0             40            100%
Twin Falls, ID

Clearfield Manor                     40              40/  0             35             88%
Clearfield, KY

Crystal Springs                      28               0/ 28             28            100%
Crystal Springs, MS

Lakeside Apts.                       48              48/  0             47             98%
Mishawaka, IN

Landmark Towers                      40              40/  0             40            100%
Nampa, ID

Magnolia State                       60               0/ 38             51             85%
Gulfport, MS

Redfern Grove Apts.                  72              72/  0             72            100%
E. Providence, RI

Sugar River Mills                   162             162/  0            155             96%
Claremont, NH

Valebrook                           151             151/  0            149             99%
Lawrence, MA

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL II HAS AN INVESTMENT
                                DECEMBER 31, 1998
                                   (CONTINUED)

                                                   Units Authorized
                                                     For Rental
                                                  Assistance Under
                                                    Section 8 or
                                                     Other Rent
                                      No. of         Supplement         Units      Percentage of
Name & Location                       Units            Program        Occupied      Total Units
---------------                       ------           -------        --------      -----------
Westward Ho Apts.                       290            289/  0             267           92%
Phoenix, AZ

Willow Wick Apts.                        24              0/  5              12           50%
Centre, AL

                                      -----            -------           -----           --
TOTALS                                1,041            844/ 90             979           94%
                                      =====            =======           =====


ITEM 2.         PROPERTIES:

The local limited partnerships in which REAL II holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.


ITEM 3.         LEGAL PROCEEDINGS:

As of December 31, 1998, REAL II's Corporate General Partner was a plaintiff or defendant in several lawsuits. In addition, REAL II is involved in the following lawsuits. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the REIT organized by an affiliate of NAPICO. The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests, held for investment by the Partnership, by the Operating Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

PART II.


ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1998 there were 1,600 registered holders of units in REAL II. No distributions have been made from the inception of the Partnership to December 31, 1998. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made distributions of $4,950,000 to the limited partners and $50,000 to the general partners, using proceeds from the sale of the partnership interests.

ITEM 6.        SELECTED FINANCIAL DATA:



                                                                    Year Ended December 31,
                                -------------------------------------------------------------------------------------------
                                    1998                1997                1996                1995                1994
                                -----------         -----------         -----------         -----------         -----------
Loss from operations            $  (846,393)        $  (666,499)        $  (449,123)        $  (474,179)        $  (492,294)

Gain on Sale of Limited
   Partnership Interests          4,002,592                  --                  --                  --                  --

Distributions from
   Limited Partnerships
   Recognized as Income             224,996             244,281             113,203             172,189             796,658

Equity in Income of
   Limited Partnerships
   and Amortization of
   Acquisition Costs             (2,562,191)            820,899           1,154,755           1,172,891             734,711
                                -----------         -----------         -----------         -----------         -----------

Net Income                      $   819,004         $   398,681         $   818,835         $   870,901         $ 1,039,075
                                ===========         ===========         ===========         ===========         ===========

Net Income per limited
   Partnership Interest         $        77         $        37         $        77         $        81         $        96
                                ===========         ===========         ===========         ===========         ===========

Total assets                    $ 5,946,785         $ 5,095,968         $ 4,630,145         $ 3,821,884         $ 2,917,236
                                ===========         ===========         ===========         ===========         ===========

Investments in Limited
   Partnerships                 $        --         $ 3,493,251         $ 2,808,190         $ 1,959,173         $ 1,135,982
                                ===========         ===========         ===========         ===========         ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

LIQUIDITY

The Partnership's primary sources of funds include interest income on money market investments and certificates of deposit and distributions from local partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. The Partnership made a cash distribution to investors in March 1999, using proceeds from the disposition of its investments in certain limited partnerships.

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

At December 31, 1998, the Partnership has investments in 13 limited partnerships, which own 14 housing projects that were substantially all rented. The Partnership sold its interests in 7 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 85% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account are reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. At December 31, 1997 and 1996, the Partnership had a positive investment balance in only four and five local limited partnerships, respectively. At December 31, 1998, the Partnership does not have any positive investment balance.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income from the 20 local limited partnerships that was allocated to the Partnership was $609,000, $398,000 and $902,000 for the years ended December 31, 1998, 1997 and 1996, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized and subsequent income is not recognized until the investment account becomes positive again, the Partnership recognized equity in (loss) income of limited partnerships, substantially all from the partnerships with a positive investment balance, of $(2,562,191), $820,899 and $1,154,755 for the years ended December 31, 1998, 1997 and 1996, respectively. The loss in 1998 is the result of an impairment of $3,317,000 recognized to the carrying values of certain investments in local limited partnerships. During the year ended December 31, 1997, the Partnership contributed $52,000 to a local limited partnership, thereby allowing the Partnership to recognize a loss from this partnership in that amount, which reduced the income recognized from the partnerships with positive investment balances. In addition, the income recognized from one of the partnerships decreased from $217,000 in 1996 to $3,000 in 1997, primarily as a result of increases in operating expenses. Also, included in recognized equity in income of limited partnerships for 1996 is $81,000 in income from partnerships in which the Partnership does not have a positive investment balance, but it was able to recognized this income because it received cash distributions from these partnerships equal to these amounts. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $8,107,000 and $12,274,000 as of December 31, 1998 and 1997, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $224,996, $244,281 and $113,203 for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 1998, 1997 and 1996, the Partnership has cash and cash equivalents of $696,785, $1,602,717, and $1,821,955, respectively. Substantially all of these amounts are on deposit with two high credit quality financial institutions, earning interest. This resulted in the Partnership earning $66,041, $82,692 and $74,125 in interest income for the years ended December 31, 1998, 1997 and 1996, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Since the invested assets did not change until the end of the three year period ended December 31, 1998, management fees have remained constant at $397,680 for each of these years.

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $260,952 and $137,723 for the years ended December 31, 1998 and 1997, respectively, and are included in general and administrative expenses.

On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships, with a total carrying value of $1,007,181 to the Operating Partnership. The sale resulted in net cash proceeds to the Partnership of $5,250,000 and a net gain of $4,002,592, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected subsequent to year-end. In March 1999, the Partnership made cash distributions of $4,950,000 to the limited partners and $50,000 to the general partners, using proceeds from the sale of the partnership interests.

The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Operating Partnership; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were $163,991, $132,650 and $62,320 for the years ended December 31, 1998, 1997 and 1996, respectively. Legal and accounting fees increased in 1998 and 1997 as a result of $59,000 in legal fees that were incurred in 1998 in connection with the Partnership attempting to replace the unrelated general partner of one of the local partnerships. Administrative expenses were $350,763, $218,861 and $63,248 for the years ended December 31, 1998, 1997 and 1996, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $35,195, $35,194 and $31,948 for the years ended December 31, 1998, 1997 and 1996, respectively. Also included in administrative expenses for 1998 and 1997 is $260,952 and $137,723, respectively, related to the aforementioned third-party review of the properties owned by the local partnerships.

The results of operations of the local limited partnerships were fairly constant during the years ended December 31, 1998, 1997 and 1996. Contributing to the relative stability of operations at the local partnerships is the fact that substantially all of the local partnerships are operating apartment projects which are subsidized and have mortgage notes payable to or insured by agencies of the federal or local government.

Total revenue for the 20 local partnerships has remained fairly constant, and was $23,097,000, $23,111,000 and $22,979,000 for the years ended December 31,
1998, 1997 and 1996, respectively.

Total expenses for the 20 local partnerships remained fairly consistent, and were $22,405,000, $22,627,000 and $21,946,000 for the years ended December 31,
1998, 1997 and 1996, respectively.

The total net income for the 20 local partnerships for 1998, 1997 and 1996 aggregated $694,000, $484,000 and $1,033,000, respectively. The net income allocated to the Partnership was $609,000, $398,000 and $902,000 for 1998, 1997 and 1996, respectively.

The Partnership, as a Limited Partner in the local limited partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation which could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited II
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited II (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 0 percent and 27 percent of total assets as of December 31, 1998 and 1997, respectively, and the equity in income of these limited partnerships represents 9 percent, 22 percent and 33 percent of the total net income of the Partnership for the years ended December 31, 1998, 1997 and 1996, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited II as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
April 6, 1999

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


                                        /s/ BDO SEIDMAN, LLP


Boston, Massachusetts
February 5, 1997

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS


                                                                             1998                1997
                                                                          -----------         -----------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                              $        --         $ 3,493,251


CASH DUE FROM ESCROW (Note 2)                                               5,250,000                  --

CASH AND CASH EQUIVALENTS (Note 1)                                            696,785           1,602,717
                                                                          -----------         -----------

          TOTAL ASSETS                                                    $ 5,946,785         $ 5,095,968
                                                                          ===========         ===========

                                  LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

     Accounts payable                                                     $   130,767         $    98,954
                                                                          -----------         -----------




COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                         (159,935)           (168,125)
    Limited partners                                                        5,975,953           5,165,139
                                                                          -----------         -----------

                                                                            5,816,018           4,997,014
                                                                          -----------         -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                         $ 5,946,785         $ 5,095,968
                                                                          ===========         ===========

     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                            1998                1997                1996
                                                        -----------         -----------         -----------

INTEREST INCOME                                         $    66,041         $    82,692         $    74,125
                                                        -----------         -----------         -----------

OPERATING EXPENSES:
      Legal and accounting                                  163,991             132,650              62,320
      Management fees - general partner (Note 3)            397,680             397,680             397,680
      Administrative  (Note 3)                              350,763             218,861              63,248
                                                        -----------         -----------         -----------

              Total operating expenses                      912,434             749,191             523,248
                                                        -----------         -----------         -----------

LOSS FROM OPERATIONS                                       (846,393)           (666,499)           (449,123)

GAIN ON SALE OF LIMITED PARTNERSHIP
      INTERESTS (Note 2)                                  4,002,592                  --                  --

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                       224,996             244,281             113,203

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                      (2,562,191)            820,899           1,154,755
                                                        -----------         -----------         -----------

NET INCOME                                              $   819,004         $   398,681         $   818,835
                                                        ===========         ===========         ===========


NET INCOME PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                                 $        77         $        37         $        77
                                                        ===========         ===========         ===========


     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                 General            Limited
                                 Partners           Partners           Total
                                ----------         ----------        ----------
EQUITY (DEFICIENCY),
     January 1, 1996            $ (180,300)        $3,959,798        $3,779,498

     Net income for 1996             8,188            810,647           818,835
                                ----------         ----------        ----------

EQUITY (DEFICIENCY),
     December 31, 1996            (172,112)         4,770,445         4,598,333

     Net income for 1997             3,987            394,694           398,681
                                ----------         ----------        ----------

EQUITY (DEFICIENCY),
     December 31, 1997            (168,125)         5,165,139         4,997,014

     Net income for 1998             8,190            810,814           819,004
                                ----------         ----------        ----------

EQUITY (DEFICIENCY),
     December 31, 1998          $ (159,935)        $5,975,953        $5,816,018
                                ==========         ==========        ==========

     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                             1998                1997                1996
                                                                          -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                          $   819,004         $   398,681         $   818,835
      Adjustments to reconcile net income to net cash used in
        operating activities:
           Gain on sale of partnership interest                            (4,002,592)
           Equity in income of limited partnerships and amortization
               of acquisition costs                                         2,562,191            (820,899)         (1,154,755)
           (Decrease) increase in accounts payable                             31,813              67,142             (10,574)
                                                                          -----------         -----------         -----------

               Net cash used in operating  activities                        (589,584)           (355,076)           (346,494)
                                                                          -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Costs related to sale of partnership interests                         (240,227)
      Investments in limited partnerships:
         Capital Contribution                                                (134,900)            (52,000)                 --
      Distributions from limited partnerships recognized as return
         of capital                                                            58,779             187,838             305,738
                                                                          -----------         -----------         -----------

               Net cash (used in) provided by investing activities           (316,348)            135,838             305,738
                                                                          -----------         -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (905,932)           (219,238)            (40,756)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                1,602,717           1,821,955           1,862,711
                                                                          -----------         -----------         -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                    $   696,785         $ 1,602,717         $ 1,821,955
                                                                          ===========         ===========         ===========


     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

      Real Estate Associates Limited II (the Partnership) was formed under the California Limited Partnership Act on December 4, 1979. The Partnership was formed to invest in other limited partnerships which own and operate primarily federal, state or local government-assisted housing projects. The general partners are Coast Housing Investment Associates (CHIA), a limited partnership, and National Partnership Investments Corp. (NAPICO), the corporate general partner. The limited partner of CHIA is an officer of NAPICO.

      Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO.

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

      On December 30, 1998, the Partnership sold its interests in 7 local limited partnerships for $5,250,000 to the Operating Partnership.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

      Impairment of Long-Lived Assets

      The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. During 1998, the partnership recognized an impairment loss of $3,316,802 related to certain investments in local limited partnerships, which has been included in equity in loss of limited partnerships.

2.    INVESTMENTS IN LIMITED PARTNERSHIPS

      The Partnership holds limited partnership interests in 13 limited partnerships as of December 31, 1998, after selling its interests in 7 limited partnerships. The limited partnerships owned as of December 31, 1998, residential low income rental projects consisting of 1041 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

      The Partnership, as a limited partner, is entitled to between 85 percent and 99 percent of the profits and losses of the limited partnerships.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

2.    INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

      Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $8,107,000 and $12,274,000 as of December 31, 1998 and 1997,
      respectively. The decrease in 1998 is due to the sale of the investments in certain local limited partnerships.

      Distributions from limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

      The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                  1998                1997
                                                              -----------         -----------

Investment balance, beginning of year                         $ 3,493,251         $ 2,808,190
Capital contributions                                             134,900              52,000
Cash distributions recognized as a return of capital              (58,779)           (187,838)
Equity in (loss) income of limited partnerships                (2,553,928)            829,162
Investment in limited partnerships sold                        (1,007,181)
Amortization of capitalized acquisition costs and fees             (8,263)             (8,263)
                                                              -----------         -----------

Investment balance, end of year                               $        --         $ 3,493,251
                                                              ===========         ===========

      The difference between the investment per the accompanying balance sheets at December 31, 1998 and 1997, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

      Selected financial information from combining the financial statements of the limited partnerships at December 31, 1998 and 1997 and for each of three years in the period ended December 31, 1998 is as follows:

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998



2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                                 Balance Sheets
                                                       1998             1997
                                                    --------         --------
                                                          (in thousands)
      Land and buildings, net                        $ 18,727         $ 48,792
                                                     ========         ========

      Total assets                                   $ 27,610         $ 65,330
                                                     ========         ========

      Mortgages payable                              $ 35,505         $ 80,218
                                                     ========         ========

      Total liabilities                              $ 36,859         $ 83,550
                                                     ========         ========

      Deficiency of Real Estate Associates
        Limited II                                   $ (7,527)        $(13,507)
                                                     ========         ========

      Deficiency of other partners                   $ (1,722)        $ (4,713)
                                                     ========         ========

                            Statements of Operations

                                                       1998             1997             1996
                                                     --------         --------         --------
                                                                  (in thousands)

      Total revenue                                  $ 23,097         $ 23,111         $ 22,979
                                                     ========         ========         ========

      Interest expense                               $  6,451         $  6,509         $  7,339
                                                     ========         ========         ========

      Depreciation                                   $  3,204         $  3,174         $  3,292
                                                     ========         ========         ========

      Total expenses                                 $ 22,403         $ 22,627         $ 21,946
                                                     ========         ========         ========

      Net income                                     $    694         $    484         $  1,033
                                                     ========         ========         ========

      Net income allocable to the Partnership        $    609         $    398         $    902
                                                     ========         ========         ========

       Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in three of the limited partnerships included above, and another affiliate received property management fees of approximately 5% of their revenue. The affiliate received property management fees of $311,489, $310,109 and $309,874 in 1998, 1997 and 1996, respectively. The following sets forth the significant data for these partnerships prior to the sale referred to above, reflected in the accompanying financial statements using the equity method of accounting:

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998




2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                                                                 1998             1997             1996
                                                              --------         --------         --------
                                                                            (in thousands)
       Total assets                                           $     --         $ 11,304
                                                              ========         ========

       Total liabilities                                      $     --         $ 16,913
                                                              ========         ========

       Deficiency of Real Estate Associates Limited II        $     --         $ (3,587)
                                                              ========         ========

       Deficiency of other partners                           $     --         $ (2,022)
                                                              ========         ========

       Total revenue                                          $  5,209         $  5,157         $  5,125
                                                              ========         ========         ========

       Net income                                             $   (155)        $     14         $    129
                                                              ========         ========         ========


       These partnerships were sold to the Operating Partnership on December 30, 1998.

       Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

       MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


       partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

       As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $260,952 and $137,723 for the years ended December 31, 1998 and 1997, respectively.

       On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships, with a total carrying value of $1,007,181, to the Operating Partnership. The sale resulted in cash proceeds to the Partnership of $5,250,000 and a net gain of $4,002,591 after deducting the selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected subsequent to year-end. In March 1999, the Partnership made a cash distribution of $4,950,000 to the limited partners and $50,000 to the general partners, using proceeds from the sale of the partnership interests.

       The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Operating Partnership; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

       In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


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

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $35,195, $35,194 and $31,948 in 1998, 1997 and 1996,
       respectively, and is included in administrative expenses.

4.     CONTINGENCIES

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998




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

7.     FOURTH-QUARTER ADJUSTMENT

       The Partnership's policy is to record its equity in the income of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income of limited partnerships reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The difference of approximately $3,215,891, between the estimated nine-month equity in income and the actual 1998 year end equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE
                        REAL ESTATE ASSOCIATES LIMITED II
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                     Year Ended December 31, 1998
                                         ----------------------------------------------------------------------------------------
                                                                           Cash
                                         Balance                         Distri-           Equity                        Balance
                                         January         Capital         butions             in                          December
Limited Partnerships                     1, 1998      Contributions      Received          Income          Sale          31, 1998
--------------------                     -------      -------------      --------         ---------        ----          --------
Azalea Court Apartments                $              $                $                  $             $                  $   --

Berger Apartments*                      726,715                                             280,466       (1,007,181)

Biltmore*                                                 134,900                          (134,900)

Branford Elderly Housing                367,174                                            (367,174)

Castlewood Apartments*

Cherrywood/Saturn Apartments

Clearfield Manor

Crystal Springs

East Farm Village*

Grant Park/Ormewood Park*

Lakeside Apartments

Landmark Towers

Magnolia State Apts

New Haven Plaza*

Pennbrook Apartments*

Redfern Grove Apartments                533,440                           (31,862)         (501,578)

Sugar River Mills

Valebrook                             1,865,922                           (26,917)       (1,839,005)

Westward Ho Apartments

Willow Wick Apartments
                                    -----------       -----------     -----------       -----------     ------------       ------
                                    $ 3,493,251       $   134,900     $   (58,779)      $(2,562,191)    $ (1,007,181)      $   --
                                    ===========       ===========     ===========       ===========     ============       ======

*  Sold to the Operating Partnership in 1998

                                                                        SCHEDULE
                                                                     (Continued)
                        REAL ESTATE ASSOCIATES LIMITED II
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                     Year Ended December 31, 1997
                                         -------------------------------------------------------------------------
                                                                             Cash
                                            Balance                          Distri-       Equity         Balance
                                            January       Capital           butions          in           December
Limited Partnerships                         1, 1997    Contributions      Received        Income         31, 1997
--------------------                         -------    -------------      --------        ------         --------
Azalea Court Apartments                  $               $               $              $               $

Berger Apartments                           514,942                                        211,773         726,715

Biltmore                                                     52,000                        (52,000)

Branford Elderly Housing                    330,012                                         37,162         367,174

Castlewood Apartments

Cherrywood/Saturn Apartments

Clearfield Manor

Crystal Springs

East Farm Village

Grant Park/Ormewood Park

Lakeside Apartments

Landmark Towers

Magnolia State Apts.

New Haven Plaza                             129,795                         (132,640)        2,845

Pennbrook Apartments

Redfern Grove Apartments                    432,950                          (28,281)      128,771          533,440

Sugar River Mills

Valebrook                                 1,400,491                          (26,917)      492,348        1,865,922

Westward Ho Apartments

Willow Wick Apartments
                                         ----------      -----------     -----------    ----------      -----------

                                         $2,808,190      $   52,000      $  (187,838)   $  820,899      $ 3,493,251
                                         ==========      ==========      ===========    ==========      ===========

                                                                        SCHEDULE
                                                                     (Continued)
                        REAL ESTATE ASSOCIATES LIMITED II
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                 Year Ended December 31, 1996
                                         -------------------------------------------------------------------------
                                                                           Cash
                                         Balance                         Distri-          Equity         Balance
                                         January         Capital         butions            in           December
Limited Partnerships                     1, 1996      Contributions      Received         Income         31, 1996
--------------------                     -------      -------------      --------          ------         --------
Azalea Court Apartments                $              $                $               $               $

Berger Apartments                         339,210                        (20,466)         196,198         514,942

Biltmore

Branford Elderly Housing                  292,932                                          37,080         330,012

Castlewood Apartments

Cherrywood/Saturn Apartments                                             (24,037)          24,037

Clearfield Manor

Crystal Springs

East Farm Village                                                        (57,226)          57,226

Grant Park/Ormewood Park

Lakeside Apartments

Landmark Towers

Magnolia State Apts.

New Haven Plaza                            89,625                       (177,092)         217,262         129,795

Pennbrook Apartments

Redfern Grove Apartments                  328,124                                         104,826         432,950

Sugar River Mills

Valebrook                                 909,282                        (26,917)         518,126       1,400,491

Westward Ho Apartments

Willow Wick Apartments
                                       ----------     ------------     ---------       ----------      -----------
                                       $1,959,173     $         --     $(305,738)      $1,154,755      $ 2,808,190
                                       ==========     ============     =========       ==========      ===========

                                                                        SCHEDULE
                                                                     (Continued)


                        REAL ESTATE ASSOCIATES LIMITED II
               INVESTMENTS IN, EQUITY IN EARNINGS OF AND DIVIDENDS
                   RECEIVED FROM AFFILIATES AND OTHER PERSONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

                                                                    SCHEDULE III
                                                                     (Continued)


                        REAL ESTATE ASSOCIATES LIMITED II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                      HELD BY LOCAL LIMITED PARTNERSHIPS IN
                          WHICH REAL II HAS INVESTMENTS
                                DECEMBER 31, 1998


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

          3.         Investments in property and equipment:

                                                      Buildings,
                                                    Furnishings
                                                        And
                                      Land            Equipment            Total
                                  -------------     -------------     -------------

Balance at January 1, 1996        $   5,322,809     $ 102,163,647     $ 107,486,456

Net additions during 1996                22,503           691,232           713,735
                                  -------------     -------------     -------------

Balance at December 31, 1996          5,345,312       102,854,879       108,200,191

Net additions during 1997                75,176         1,172,217         1,247,393
                                  -------------     -------------     -------------

Balance at December 31, 1997          5,420,488       104,027,096       109,447,584

Net additions during 1998               777,120        (1,883,647)       (1,106,527)

Sale of properties during 1998       (3,856,786)      (57,610,693)      (61,467,479)
                                  -------------     -------------     -------------

Balance at December 31, 1998      $   2,340,822     $  44,532,756     $  46,873,578
                                  =============     =============     =============


                                                                    SCHEDULE III
                                                                     (Continued)


                        REAL ESTATE ASSOCIATES LIMITED II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                      HELD BY LOCAL LIMITED PARTNERSHIPS IN
                          WHICH REAL II HAS INVESTMENTS
                                DECEMBER 31, 1998

                                       Buildings,
                                      Furnishings
                                          And
                                       Equipment
                                      ------------
Accumulated Depreciation:

Balance at January 1, 1996            $ 54,396,891

Net additions during 1996                3,199,147
                                      ------------

Balance at December 31, 1996            57,596,038

Net additions during 1997                3,059,440
                                      ------------

Balance at December 31, 1997            60,655,478

Net additions during 1998                1,242,752

Sale of properties during 1998         (33,751,348)
                                      ------------

Balance at December 31, 1998          $ 28,146,882
                                      ============

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

                                                                     Buildings, Furnishings
                                                                      & Equipment - Initial
                                                                       Cost to Partnership
                                   Number  Outstanding                 and Amount Carried
                                     of      Mortgage                      at Close of                    Accumulated   Construction
   Partnership/Location             Units      Loan         Land               Period          Total      Depreciation     Period
   --------------------             -----  -----------   -----------   --------------------------------   ------------  ------------
Azalea Court Apts                     48   $   996,053   $    62,500        $ 1,288,693     $ 1,351,193   $   792,130    10/80-3/81
  Theodore, AL

Branford Elderly Hsng                 38       969,299       138,000          1,559,747       1,697,747       615,396    6/80-4/81
Branford, Connecticut

Cherrywood/Saturn Apartments          40     3,155,132       146,186          2,502,068       2,648,254     1,825,964    9/79-4/80
  Twin Falls/Idaho Falls, Idaho

Clearfield Manor                      40     1,094,377        50,000          1,271,490       1,321,490       858,213    10/80-10/81
  Clearfield, KY

Crystal Springs Apts                  28       623,355        35,835            780,989         816,824       566,831    7/80-3/81
  Crystal Springs, MS

Lakeside Apartments                   48     1,670,000       115,366          1,557,304       1,672,670     1,521,320    10/80-6/81
  Mishawaka, IN

Landmark Towers                       40       895,759        38,700          1,565,765       1,604,465     1,337,082    4/79-10/80
  Nampa, Idaho

Magnolia State Apts                   60     1,206,309        57,165          1,595,237       1,652,402       962,421    3/80-8/80
  Gulfport, MS

Redfern Grove Apts                    72     1,574,218       245,502          2,715,611       2,961,113     1,827,539    7/80-7/81
  E. Providence, RI

Sugar River Mills                    162     7,200,866       301,007          9,293,072       9,594,079     4,950,182    2/81-4/82
  Claremon, NH

Valebrook Assoc                      151     3,585,416        88,886          4,831,665       4,920,551     3,770,276    2/79-7/80
  Lawrence, Massachusetts

Westward Ho Apartments               290    12,105,467     1,040,000         14,948,798      15,988,798     8,648,082    4/80-12/81
  Phoenix, Arizona

Willow Wick Apts                      24       429,201        21,675            622,317         643,992       471,446    9/80-5/81
  Centre, AL
                                   -----   -----------   -----------        -----------     -----------   ------------  ------------

TOTAL                              1,041   $35,505,452   $ 2,340,822        $44,532,756     $46,873,578   $28,146,882
                                   =====   ===========   ===========        ===========     ===========   ===========

PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL ESTATE ASSOCIATES LIMITED II (the "Partnership") has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the "Operating Partnership") a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 69, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 47, President and a director of NAPICO.

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

ALAN I. CASDEN, 53, Chairman of Casden Properties Inc. and The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Company. He also became the Chairman of the Board of Casden Properties Inc. in 1998. Previously, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also chairman of Mayer Management, Inc., a real estate management firm. Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

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

HENRY C. CASDEN, 55, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. He also became the President of Casden Properties Inc. in 1998. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould. From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

PAUL PATIERNO, 42, Chief Financial Officer.

Mr. Patierno joined NAPICO in 1998 and is responsible for its financial affairs, as well as the limited partnerships sponsored by it. From 1995 until joining NAPICO in September 1998, Mr. Patierno was a senior manager in the affordable housing group of Altschuler, Melvoin and Glasser LLP, a national public accounting firm. From 1990 to 1995, he practiced public accounting with a firm specializing in real estate syndication. Mr. Patierno received his bachelor of science degree in accounting from California State University at Northridge, and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

PATRICIA W. TOY, 69, Senior Vice President - Communications and Assistant Secretary

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 38, Executive Vice President, General Counsel and Assistant Secretary.

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

(b)       At December 31, 1998, security ownership of management is as listed:

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $397,680 for each of the three years in the period ended December 31, 1998.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $35,195, $35,194 and $31,948 in 1998, 1997 and 1996, respectively, and is included in operating expenses.

Prior to the sale of certain partnership interest on December 30, 1998, an affiliate of NAPICO was the general partner in three of the limited partnerships in which the Partnership had an investment, and another affiliate received property management fees of approximately 5 percent of their revenue. The affiliate received property management fees of $311,489, $310,109 and $309,874 in 1998, 1997 and 1996, respectively.

On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships to the Operating Partnership. The sale resulted in net cash proceeds to the Partnership of $5,250,000 and a net gain of $4,002,592 The cash proceeds were held in escrow at December 31, 1998 and were collected subsequent to year-end. In March 1999, the Partnership made cash distributions of $4,950,000 to the limited partners and $50,000 to the general partners, using proceeds from the sale of the partnership interests.

The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Operating Partnership; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL II.

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Reports of Independent Public Accountants.

Balance Sheets as of December 31, 1998 and 1997.

Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1998, 1997 and 1996.

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED II AND TO THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED II HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 1998, 1997 and
1996.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1998.

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

REPORTS ON FORM 8-K

         A report on Form 8-K relating to an unsolicited offer to buy units of limited partnership interests (the "Units"), as discussed below, was filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

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


REAL ESTATE ASSOCIATES LIMITED II

By:       NATIONAL PARTNERSHIP INVESTMENTS CORP.
          General Partner


/s/ CHARLES H. BOXENBAUM
----------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
----------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
----------------------------------
Alan I. Casden
Director


/s/ HENRY C. CASDEN
----------------------------------
Henry C. Casden
Director


/s/ PAUL PATIERNO
----------------------------------
Paul Patierno
Chief Financial Officer