Form 10-Q
period 1999-03-31
REAL ESTATE ASSOCIATES LTD II
filed 1999-05-24
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 1999

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999



PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

            Balance Sheets, March 31, 1999 and December 31, 1998 ...........................1

            Statements of Operations,
                 Three Months Ended, March 31, 1999 and 1998 ...............................2

            Statement of Partners' Equity
                 Three Months Ended March 31, 1999 .........................................3

            Statements of Cash Flows,
                 Three Months Ended March 31, 1999 and 1998 ................................4

            Notes to Financial Statements ..................................................5

     Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ......................................10


PART II.  OTHER INFORMATION

     Item 1:  Legal Proceedings............................................................12

     Item 6:  Exhibits and Reports and Form 8-K............................................12

     Signatures............................................................................13

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                          1999                1998
                                                       (Unaudited)          (Audited)
                                                       -----------         -----------
CASH DUE FROM ESCROW (Note 2)                          $   707,571         $   696,785

CASH AND CASH EQUIVALENTS (Note 1)                              --           5,250,000
                                                       -----------         -----------

  TOTAL ASSETS                                         $   707,571         $ 5,946,785
                                                       ===========         ===========

                           LIABILITIES AND PARTNERS' EQUITY

  LIABILITIES:

Accounts payable                                       $    25,928         $   130,767
                                                       -----------         -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
   General partners                                       (211,279)           (159,935)
   Limited partners                                        892,922           5,975,953
                                                       -----------         -----------

                                                           681,643           5,816,018
                                                       -----------         -----------

TOTAL LIABILITIES AND PARTNERS' EQUITY                 $   707,571         $ 5,946,785
                                                       ===========         ===========


    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)



                                                    1999              1998
                                                  ---------         ---------
INTEREST INCOME                                   $   9,040         $  19,197
                                                  ---------         ---------

OPERATING EXPENSES:
   Legal and accounting                              36,362            24,450
   Management fees - general partner (Note 3)        66,627            99,420
   Administrative (Note 3)                           71,809            52,218
                                                  ---------         ---------

               Total operating expenses             174,798           176,088
                                                  ---------         ---------

LOSS FROM OPERATIONS                               (165,758)         (156,891)

DISTRIBUTIONS FROM LIMITED
   PARTNERSHIPS RECOGNIZED AS
   INCOME (Note 2)                                   31,383           133,020

EQUITY IN INCOME OF LIMITED
   PARTNERSHIPS AND AMORTIZATION
   OF ACQUISITION COSTS (Note 2)                                      217,900
                                                  ---------         ---------

NET INCOME                                        $(134,375)        $ 194,029
                                                  =========         =========

NET INCOME PER LIMITED PARTNERSHIP
   INTEREST (Note 1)                              $     (13)        $      18
                                                  =========         =========



    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)



                                             General             Limited
                                             Partners            Partners             Total
                                            -----------         -----------         -----------
PARTNERSHIP INTERESTS                                                10,693
                                                                ===========

EQUITY (DEFICIENCY),
     January 1, 1999                        $  (159,935)        $ 5,975,953         $ 5,816,018

     Distributions                              (50,000)         (4,950,000)         (5,000,000)

     Net income for the three months
     ended March 31, 1999                        (1,344)           (133,031)           (134,375)
                                            -----------         -----------         -----------

EQUITY (DEFICIENCY),
     March 31, 1999                         $  (211,279)        $   892,922         $   681,643
                                            ===========         ===========         ===========

    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                                                  1999               1998
                                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                        $  (134,375)        $   194,029
     Adjustments to  reconcile  net (loss) income to net cash
        used in operating activities:
             Equity in income of limited partnerships
             and amortization of acquisition costs                                                   (217,900)
                Decrease in accounts payable                                     (104,839)             (5,470)
                                                                              -----------         -----------

             Net cash used in operating activities                               (239,214)            (29,341)

CASH FLOWS FROM INVESTING ACTIVITIES:
             Distributions from limited partnerships
               recognized as return of capital                                                         31,859
             Sales proceeds                                                     5,250,000
             Distribution to partners                                          (5,000,000)
                                                                              -----------
             Net cash provided by investing activities                            250,000
                                                                              -----------         -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               10,786               2,518

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    696,785           1,602,717
                                                                              -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   707,571         $ 1,605,235
                                                                              ===========         ===========



    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL

        The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1998 prepared by Real Estate Associates Limited II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and the results of operations and changes in cash flows for the three months then ended.

        The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership. Casden Properties Inc. owns a 92.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 13 limited partnerships as of March 31, 1999, after selling its interests in 7 limited partnerships partnership in 1998. The limited partnerships as of March 31, 1999 own residential low income rental projects consisting of 1,041 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The Partnership has no equity investment in limited partnerships as of March 31, 1999 and December 31, 1998.

        The following are unaudited combined estimated statements of operations for the three months ended March 31, 1999 and 1998 for the limited partnerships in which the Partnership has investments:

                                   Three months     Three months
                                      ended             ended
                                  March 31, 1999    March 31, 1998
                                  --------------    --------------
        REVENUES
            Rental and other        $2,450,000        $5,778,000
                                    ----------        ----------

        EXPENSES
            Depreciation               363,000           794,000
            Interest                   741,000         1,627,000
            Operating                1,261,000         3,236,000
                                    ----------        ----------

                                     2,365,000         5,657,000
                                    ----------        ----------

         NET INCOME                 $   86,000        $  121,000
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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $398,675 through December 31, 1998.

        On December 30, 1998, the Partnership sold its limited partnership interests in 8 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $5,250,000 and a net gain of $4,002,591, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $4,950,000 to the limited partners and $50,000 to the general partners, primarily using proceeds from the sale of the partnership interests.

        Casden Properties Inc. purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For the three months ended March 31, 1999 and 1998, the fee was $66,627 and $99,420, respectively.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $5,835 and $8,798 for the three months ended March 31, 1999 and 1998, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999

NOTE 4 - CONTINGENCIES (CONTINUED)

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

                                 MARCH 31, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distributions to investors in March 31, 1999, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


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

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $398,675 through December 31, 1998.

        On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $5,250,000 and a net gain of $4,002,591, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $4,950,000 to the limited partners and $50,000 to the general partners, primarily using proceeds from the sale of the partnership interests.

        The Casden Properties Inc. purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS (CONTINUED)

        things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

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

        The corporate general partner is involved in various lawsuits. None of these lawsuits are related to the partnership.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


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

                                        REAL ESTATE ASSOCIATES LIMITED II
                                        (a California limited partnership)


                                        By:  National Partnership Investments
                                             Corp., General Partner



                                             /s/ BRUCE NELSON
                                             -----------------------------------
                                             Bruce Nelson
                                             President


                                        Date: May 20, 1999
                                             -----------------------------------




                                             /s/ CHARLES H. BOXENBAUM
                                             -----------------------------------
                                             Charles H. Boxenbaum
                                             Chief Executive Officer



                                        Date: May 20, 1999
                                             -----------------------------------