Form 10-Q
period 1999-06-30
REAL ESTATE ASSOCIATES LTD II
filed 1999-08-16
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 1999

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheets, June 30, 1999 and December 31, 1998 ...................1

              Statements of Operations,
                    Six and Three Months Ended, June 30, 1999 and 1998 ..............2

              Statement of Partners' Equity
                    Six Months Ended June 30, 1999 ..................................3

              Statements of Cash Flows,
                    Six Months Ended June 30, 1999 and 1998 .........................4

              Notes to Financial Statements .........................................5

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ................................12


PART II.  OTHER INFORMATION

     Item 1:  Legal Proceedings.....................................................15

     Item 6:  Exhibits and Reports and Form 8-K.....................................15

     Signatures.....................................................................16

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS


                                                             1999
                                                          (Unaudited)            1998
                                                         ------------        ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)             $          -        $          -

CASH DUE FROM ESCROW (Note 2)                                       -           5,250,000

CASH AND CASH EQUIVALENTS (Note 1)                            692,402             696,785
                                                         ------------        ------------

          TOTAL ASSETS                                   $    692,402        $  5,946,785
                                                         ============        ============


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

     Accounts payable                                    $     84,484        $    130,767
                                                         ------------        ------------



COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                         (212,016)           (159,935)
    Limited partners                                          819,934           5,975,953
                                                         ------------        ------------

                                                              607,918           5,816,018
                                                         ------------        ------------

           TOTAL LIABILITIES AND PARTNERS' EQUITY        $    692,402        $  5,946,785
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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                         Six months        Three months      Six months       Three months
                                                            ended             ended             ended             ended
                                                        June 30, 1999     June 30, 1999     June 30, 1998     June 30, 1998
                                                        -------------     -------------     -------------     -------------
INTEREST INCOME                                         $      16,242     $       7,202     $      38,262     $      19,065
                                                        -------------     -------------     -------------     -------------

OPERATING EXPENSES:
      Legal and accounting                                     65,772            29,410           123,417            98,966
      Management fees - general partner (Note 3)              125,254            62,627           198,840            99,420
      Administrative  (Notes 2 and 3)                          94,219            18,410           145,890            93,673
                                                        -------------     -------------     -------------     -------------

              Total operating expenses                        285,245           110,447           468,147           292,059
                                                        -------------     -------------     -------------     -------------

LOSS FROM OPERATIONS                                         (269,003)         (103,245)         (429,885)         (272,994)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                          60,903            29,520           157,683            24,663

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                                 -                 -           435,800           217,900
                                                        -------------     -------------     -------------     -------------

NET INCOME (LOSS)                                       $    (208,100)    $     (73,725)    $     163,598     $     (30,431)
                                                        =============     =============     =============     =============


NET INCOME (LOSS) PER LIMITED
      PARTNERSHIP INTEREST (Note 1)                     $         (19)    $          (7)    $          15     $          (3)
                                                        =============     =============     =============     =============


    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)


                                             General             Limited
                                            Partners            Partners              Total
                                          ------------        ------------        ------------

PARTNERSHIP INTERESTS                                               10,693
                                                              ============


EQUITY (DEFICIENCY),
       January 1, 1999                    $   (159,935)       $  5,975,953        $  5,816,018

       Distributions                           (50,000)         (4,950,000)         (5,000,000)

       Net loss for the six months
       ended June 30, 1999                      (2,081)           (206,019)           (208,100)
                                          ------------        ------------        ------------

EQUITY (DEFICIENCY),
       June 30, 1999                      $   (212,016)       $    819,934        $    607,918
                                          ============        ============        ============




    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                                        1999                1998
                                                                    -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
          Net (loss) income                                         $  (208,100)        $   351,342
          Adjustments to reconcile net income to net cash
            used in operating activities:
               Equity in income of limited partnerships
                   and amortization of acquisition costs                      -            (536,000)
               Decrease in accounts payable                             (46,283)            (26,391)
                                                                    -----------         -----------

                   Net cash used in operating activities               (254,383)           (211,049)
                                                                    -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Sales proceeds                                              5,250,000                   -

          Distributions from limited partnerships
              recognized as return of capital                                 -             188,405
                                                                    -----------         -----------

                   Net cash provided by investing activities          5,250,000             188,405
                                                                    -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Distributions to partners                                  (5,000,000)                  -

NET DECREASE IN CASH AND CASH EQUIVALENTS                             4,995,617             (22,644)

CASH AND CASH EQUIVALENTS, beginning of period                          696,785           1,821,955
                                                                    -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                            $ 5,692,402         $ 1,799,311
                                                                    ===========         ===========


    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999


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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999 and the results of operations and changes in cash flows for the six and three months then ended.

        The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership. Casden Properties Inc. owns a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST

        Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 10,693 for the periods presented.

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

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 13 limited partnerships as of June 30, 1999, after selling its interests in 7 limited partnerships partnership in 1998. The limited partnerships as of June 30, 1999 own residential low income rental projects consisting of 1,041 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

        The Partnership has no carrying value in investments in limited partnerships as of June 30, 1999 and December 31, 1998.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 1999 and 1998 for the limited partnerships in which the Partnership has investments:

                                      Six months        Three months        Six months       Three months
                                         ended             ended              ended              ended
                                    June 30, 1999      June 30, 1999      June 30, 1998      June 30, 1998
                                    -------------      -------------      -------------      -------------
        REVENUES
            Rental and other        $   4,900,000      $   2,450,000      $  11,556,000      $   5,778,000
                                    -------------      -------------      -------------      -------------

        EXPENSES
            Depreciation                  726,000            363,000          1,588,000            794,000
            Interest                    1,482,000            741,000          3,254,000          1,627,000
            Operating                   2,522,000          1,261,000          6,472,000          3,236,000
                                    -------------      -------------      -------------      -------------

                                        4,730,000          2,365,000         11,314,000          5,657,000
                                    -------------      -------------      -------------      -------------

        NET INCOME                  $     172,000      $      86,000      $     242,000      $     121,000
                                    =============      =============      =============      =============

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA- insured loan due to the reduction in the principal amount. MAHRAA also phases out project- based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $398,675 through December 31, 1998, including $106,051 for the six months ended June 30, 1998.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For the six months ended June 30, 1999 and 1998, the fee was $125,254 and $198,840, respectively.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $11,600 and $18,000 for the six months ended June 30, 1999 and 1998, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 4 - CONTINGENCIES (CONTINUED)

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

                                  JUNE 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distributions to investors in June 30, 1999, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                                  JUNE 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS (CONTINUED)

        Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA- insured loan due to the reduction in the principal amount. MAHRAA also phases out project- based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS (CONTINUED)

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $398,675 through December 31, 1998, including $106,051 for the six months ended June 30, 1998.

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

                                  JUNE 30, 1999

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

                                  JUNE 30, 1999


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

                                   REAL ESTATE ASSOCIATES LIMITED II
                                   (a California limited partnership)


                                   By:  National Partnership Investments
                                        Corp., General Partner


                                        /s/ BRUCE NELSON
                                        ----------------------------------------
                                        Bruce Nelson
                                        President


                                   Date:    August 13, 1999
                                        ----------------------------------------


                                        /s/ CHARLES H. BOXENBAUM
                                        ----------------------------------------
                                        Charles H. Boxenbaum
                                        Chief Executive Officer



                                   Date:    August 13, 1999
                                        ----------------------------------------