Form 10-Q
period 1999-09-30
REAL ESTATE ASSOCIATES LTD II
filed 1999-11-22
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1999

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Balance Sheets, September 30, 1999 and December 31, 1998 .............1

         Statements of Operations,
               Nine and Three Months Ended, September 30, 1999 and 1998 .......2

         Statement of Partners' Equity (Deficiency)
               Nine Months Ended September 30, 1999 ...........................3

         Statements of Cash Flows,
               Nine Months Ended September 30, 1999 and 1998 ..................4

         Notes to Financial Statements ........................................5

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations ...........................12


PART II.  OTHER INFORMATION

     Item 1:  Legal Proceedings...............................................15

     Item 6:  Exhibits and Reports and Form 8-K...............................15

     Signatures...............................................................16

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                            1999
                                                         (Unaudited)            1998
                                                         -----------         -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)             $      --           $      --

CASH DUE FROM ESCROW (Note 2)                                   --             5,250,000

CASH AND CASH EQUIVALENTS (Note 1)                           566,025             696,785
                                                         -----------         -----------

          TOTAL ASSETS                                   $   566,025         $ 5,946,785
                                                         ===========         ===========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

     Accounts payable (Note 2)                           $        68         $   130,767
                                                         -----------         -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                        (212,436)           (159,935)
    Limited partners                                         778,393           5,975,953
                                                         -----------         -----------

                                                             565,957           5,816,018
                                                         -----------         -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY        $   566,025         $ 5,946,785
                                                         ===========         ===========


The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                       Nine months      Three months       Nine months      Three months
                                                          ended             ended             ended             ended
                                                      Sept 30, 1999     Sept 30, 1999     Sept 30, 1998     Sept 30, 1998
                                                      -------------     -------------     -------------     -------------
INTEREST INCOME                                         $  24,018         $   7,776         $  53,869         $  15,607
                                                        ---------         ---------         ---------         ---------

OPERATING EXPENSES:
      Legal and accounting                                 69,313             3,540           129,891             6,475
      Management fees - general partner (Note 3)          187,881            62,627           298,260            99,420
      Administrative  (Notes 2 and 3)                     113,432            19,214           304,400           158,509
                                                        ---------         ---------         ---------         ---------

             Total operating expenses                     370,626            85,381           732,551           264,404
                                                        ---------         ---------         ---------         ---------

LOSS FROM OPERATIONS                                     (346,608)          (77,605)         (678,682)         (248,797)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                      96,547            35,644           224,997            67,314

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                          --                --             653,700           217,900
                                                        ---------         ---------         ---------         ---------

NET (LOSS) INCOME                                       $(250,061)        $ (41,961)        $ 200,015         $  36,417
                                                        =========         =========         =========         =========


NET (LOSS) INCOME PER LIMITED
      PARTNERSHIP INTEREST (Note 1)                     $     (23)        $      (4)        $      19         $       3
                                                        =========         =========         =========         =========


    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)



                                          General             Limited
                                          Partners            Partners              Total
                                         -----------         -----------         -----------

PARTNERSHIP INTERESTS                                             10,688
                                                             ===========


EQUITY (DEFICIENCY),
     January 1, 1999                     $  (159,935)        $ 5,975,953         $ 5,816,018

     Distributions                           (50,000)         (4,950,000)         (5,000,000)

     Net loss for the nine months
     ended September 30, 1999                 (2,501)           (247,560)           (250,061)
                                         -----------         -----------         -----------

EQUITY (DEFICIENCY),
     September 30, 1999                  $  (212,436)        $   778,393         $   565,957
                                         ===========         ===========         ===========



    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                                            1999                1998
                                                                         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                                   $  (250,061)        $   200,015
     Adjustments to reconcile net (loss) income to net cash
       used in operating activities:
          Equity in income of limited partnerships
              and amortization of acquisition costs                             --              (653,700)
          Decrease in accounts payable                                      (130,699)             (3,406)
                                                                         -----------         -----------

              Net cash used in operating activities                         (380,760)           (457,091)
                                                                         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of limited partnership interests               5,250,000                --
     Capital contributions                                                                      (173,900)
     Distributions from limited partnerships
         recognized as return of capital                                        --                31,859
                                                                         -----------         -----------

              Net cash provided by (used in) investing activities          5,250,000            (142,041)
                                                                         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners                                            (5,000,000)               --
                                                                         -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (130,760)           (599,132)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               696,785           1,602,717
                                                                         -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   566,025         $ 1,003,585
                                                                         ===========         ===========



    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1999


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

NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 10,688 for the periods presented.

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

                               SEPTEMBER 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership holds limited partnership interests in 13 limited partnerships as of September 30, 1999, after selling its interests in 7 limited partnerships partnership in 1998. The limited partnerships as of September 30, 1999 own residential low income rental projects consisting of 1,041 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The Partnership has no carrying value in investments in limited partnerships as of September 30, 1999 and December 31, 1998.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1999 and 1998 for the limited partnerships in which the Partnership has investments:

                                   Nine months        Three months       Nine months        Three months
                                      ended              ended              ended              ended
                                  Sept. 30, 1999     Sept. 30, 1999     Sept. 30, 1998     Sept. 30, 1998
                                  --------------     --------------     --------------     --------------
        REVENUES
            Rental and other        $ 7,350,000        $ 2,450,000        $17,334,000        $ 5,778,000
                                    -----------        -----------        -----------        -----------

        EXPENSES
            Depreciation              1,089,000            363,000          2,382,000            794,000
            Interest                  2,223,000            741,000          4,881,000          1,627,000
            Operating                 3,783,000          1,261,000          9,708,000          3,236,000
                                    -----------        -----------        -----------        -----------

                                      7,095,000          2,365,000         16,971,000          5,657,000
                                    -----------        -----------        -----------        -----------

        NET INCOME                  $   255,000        $    85,000        $   363,000        $   121,000
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

                               SEPTEMBER 30, 1999


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

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $398,675 through December 31, 1998, including approximately $242,000 for the nine months ended September 30, 1998. Additional costs amounting to approximately $63,000 were incurred in the first quarter of 1999. Accounts payable at December 31, 1998 includes approximately $98,000 of such costs.

On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships to Affiliates of Casden Properties Inc. ("CPI Affiliates"). The sale resulted in cash proceeds to the Partnership of $5,250,000 and a net gain of $4,002,591, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

In March 1999, the Partnership made cash distributions of $4,950,000 to the limited partners and $50,000 to the general partners, primarily using proceeds from the sale of the partnership interests.

CPI Affiliates purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.;
(ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For the nine months ended September 30, 1999 and 1998, the fee was approximately $188,000 and $298,000, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $18,000 and $26,000 for the nine months ended September 30, 1999 and 1998, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999


NOTE 4 - CONTINGENCIES (CONTINUED)

managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to CPI Affiliates. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                               SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distribution to investors on March 12, 1999, using proceeds from the disposition of its investments in certain limited partnerships.

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

                               SEPTEMBER 30, 1999


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

                               SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $398,675 through December 31, 1998, including approximately $242,000 for the nine months ended September 30, 1998. Additional costs amounting to approximately $63,000 were incurred in the first quarter of 1999. Accounts payable at December 31, 1998 includes approximately $98,000 of such costs.

On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships to Affiliates of Casden Properties Inc. ("CPI Affiliates"). The sale resulted in cash proceeds to the Partnership of $5,250,000 and a net gain of $4,002,591, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $4,950,000 to the limited partners and $50,000 to the general partners, primarily using proceeds from the sale of the partnership interests.

CPI Affiliates purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.;
(ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to CPI Affiliates. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                               SEPTEMBER 30, 1999


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  REAL ESTATE ASSOCIATES LIMITED II
                                  (a California limited partnership)


                                  By:  National Partnership Investments Corp.,
                                       its General Partner



                                       By:  /s/ BRUCE NELSON
                                          ------------------------------------
                                            Bruce Nelson
                                            President


                                       Date:  November 17, 1999
                                            ------------------------------------



                                       By:  /s/ CHARLES H. BOXENBAUM
                                          ------------------------------------
                                            Charles H. Boxenbaum
                                            Chief Executive Officer



                                       Date:  November 17, 1999
                                            ------------------------------------