Form 10-K405
period 1999-12-31
REAL ESTATE ASSOCIATES LTD II
filed 2000-04-14
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the Fiscal Year Ended DECEMBER 31, 1999

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

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson and Alan I. Casden.

REAL II holds limited partnership interests in 13 local limited partnerships as of December 31, 1999, after selling its interest in 7 local limited partnerships, in December 1998, to the Operating Partnership. Each of the local partnerships owns one or two low income housing projects which are subsidized and/or have a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

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

During 1999, the projects in which REAL II had invested were substantially rented. The following is a schedule of the status as of December 31, 1999, of the projects owned by local limited partnerships in which REAL II is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL II HAS AN INVESTMENT
                                DECEMBER 31, 1999

                                                Units Authorized
                                                  For Rental
                                                Assistance Under
                                                 Section 8 or
                                                   Other Rent                    Percentage of
                                   No. of          Supplement        Units       Total Units
Name and Location                  Units             Program        Occupied       Occupied
-----------------                  -----        ----------------    --------     -------------
Azalea Court                         48                0/0             44             92%
Theodore, AL

Branford Elderly                     38               38/0             38            100%
Branford, CT

Cherrywood Apts.                     78               78/0             78            100%
Twin Falls, ID

Clearfield Manor                     40               40/0             39             97%
Clearfield, KY

Crystal Springs                      28               0/28             28            100%
Crystal Springs, MS

Lakeside Apts.                       48               48/0             48            100%
Mishawaka, IN

Landmark Towers                      40               40/0             40            100%
Nampa, ID

Magnolia State                       60               0/24             60            100%
Gulfport, MS

Redfern Grove Apts.                  72               72/0             71             99%
E. Providence, RI

Sugar River Mills                   162              162/0            157             97%
Claremont, NH

Valebrook                           151              100/0            148             98%
Lawrence, MA

                      SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                                 IN WHICH REAL II HAS AN INVESTMENT
                                          DECEMBER 31, 1999
                                             (CONTINUED)

                                      Units Authorized
                                         For Rental
                                      Assistance Under
                                        Section 8 or
                                         Other Rent                  Percentage of
                            No. of       Supplement        Units       Total Units
Name and Location           Units         Program         Occupied      Occupied
-----------------           ------    ----------------    --------   -------------
Westward Ho Apts             290           290/0            278             96%
Phoenix, AZ

Willow Wick Apts              24             0/5             11             46%
Centre, AL
                           -----          ------          -----          -----
TOTALS                     1,079          868/57          1,040             96%
                           =====          ======          =====

ITEM 2. PROPERTIES:

The local limited partnerships in which REAL II holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.


ITEM 3. LEGAL PROCEEDINGS:

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

On December 30, 1998, the Operating Partnership acquired, for value, title to New Haven Plaza Associates' property in Far Rockaway, New York. Thereafter, NAPICO commenced an action for a declaratory judgment that NAPICO had the authority to transfer the property and that the value paid by the Operating Partnership for the property was fair. Defendants have pled counterclaims alleging that inter alia, NAPICO was not authorized to transfer the property and breached its fiduciary duties to the limited partners. Defendants also seek an accounting and distributions of surplus cash. The parties are in the process of conducting discovery.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests, held for investment by the Partnership, by the Operating Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests in 1998, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 1999 there were 1,591 registered holders of units in REAL II. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made distributions of $4,950,000 to the limited partners and $50,000 to the general partners, using proceeds from the sale of the partnership interests.

ITEM 6.     SELECTED FINANCIAL DATA:


                                                               Year Ended December 31,
                                   -----------------------------------------------------------------------------------
                                       1999              1998              1997              1996              1995
                                   -----------       -----------       -----------       -----------       -----------
Loss from operations               $  (373,134)      $  (846,393)      $  (666,499)      $  (449,123)      $  (474,179)

Gain on Sale of Limited
   Partnership Interests                    --         4,002,592                --                --                --

Distributions from
   Limited Partnerships
   Recognized as Income                 96,547           224,996           244,281           113,203           172,189

Equity in (Loss) Income of
   Limited Partnerships
   and Amortization of
   Acquisition Costs                        --        (2,562,191)          820,899         1,154,755         1,172,891
                                   -----------       -----------       -----------       -----------       -----------

Net (Loss) Income                  $  (276,587)      $   819,004       $   398,681       $   818,835       $   870,901
                                   ===========       ===========       ===========       ===========       ===========

Net (Loss) Income per limited
   Partnership Interest            $       (26)      $        76       $        37       $        76       $        81
                                   ===========       ===========       ===========       ===========       ===========

Total assets                       $   543,027       $ 5,946,785       $ 5,095,968       $ 4,630,145       $ 3,821,884
                                   ===========       ===========       ===========       ===========       ===========

Investments in Limited
   Partnerships                    $        --       $        --       $ 3,493,251       $ 2,808,190       $ 1,959,173
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

RESULTS OF OPERATIONS

The Partnership was formed to provide various benefits to its partners as discussed in Item 1. It is anticipated that the local limited partnerships in which REAL II has invested could produce tax losses for as long as 20 years from the date of investment. Tax benefits will decline over time as the advantages of accelerated depreciation are greatest in the earlier years, as deductions for interest expense decrease as mortgage principal is amortized, and as the Tax Reform Act of 1986 limits the deductions available.

At December 31, 1999, the Partnership has investments in 13 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 7 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 85% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account are reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. At December 31, 1999 and 1998, the Partnership does not have any positive investment balance.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income from the local limited partnerships that was allocated to the Partnership was $535,000, $609,000 and $398,000 for the years ended December 31, 1999, 1998 and 1997, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized and subsequent income is not recognized until the investment account becomes positive again, the Partnership recognized equity in income of limited partnerships, substantially all from the partnerships with a positive investment balance, of $754,611 and $820,899 for the years ended December 31, 1998 and 1997, respectively. Because the Partnership did not have a positive investment balance in any limited partnership in 1999, no income was recognized for that year. In addition, the loss recorded by the Partnership in 1998 includes impairment losses of $3,317,000 recognized to the carrying values of certain investments in local limited partnerships. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $8,176,000 and $8,718,000 as of December 31, 1999 and 1998, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $96,547, $224,996 and $244,281 for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting. Distributions decreased in 1999 as a result of the sale of certain partnership interests in 1998.

As of December 31, 1999, 1998 and 1997, the Partnership has cash and cash equivalents of $468,311, $696,785 and $1,602,717, respectively. Substantially all of these amounts are on deposit with two high credit quality financial institutions, earning interest. This resulted in the Partnership earning $29,870, $66,041 and $82,692 in interest income for the years ended December 31, 1999, 1998 and 1997, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Because of the decrease invested assets at the end of 1998 as a result of the sale of partnership interests, management fees have decreased from $397,680 for 1998 and 1997 to $175,792 for 1999.

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

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

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $72,627, $260,952 and $137,723 for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in administrative expenses.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were $88,568, $163,991 and $132,650 for the years ended December 31, 1999, 1998 and 1997, respectively. Legal and accounting fees were higher in 1998 as a result of $59,000 in legal fees that were incurred in connection with the Partnership attempting to replace the unrelated general partner of one of the local partnerships. Administrative expenses were $138,644, $350,763 and $218,861 for the years ended December 31, 1999, 1998 and 1997, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $23,340, $35,195 and $35,194 for the years ended December 31, 1999, 1998 and 1997, respectively. Also included in administrative expenses for 1999, 1998 and 1997 is $72,627, $260,952 and $137,723, respectively, related to the aforementioned third-party review of the properties owned by the local partnerships. Accounts payable at December 31, 1998 includes $118,267 of such costs.

Revenues and expenses of the local limited partnerships decreased during the year ended December 31, 1999 as compared to prior years, as a result of the sale of 7 partnership interests on December 30, 1998.

Total revenue for the local partnerships has decreased from $23,097,000 and $23,111,000 for the years ended December 31, 1998 and 1997, respectively, to $9,793,000 for the year ended December 31, 1999.

Total expenses for the local partnerships decreased from $22,405,000 and $22,627,000 for the years ended December 31, 1998 and 1997, respectively, to $9,236,000 for the year ended December 31, 1999.

The total net income for the local partnerships for 1999, 1998 and 1997 aggregated $556,000, $694,000 and $484,000, respectively. The net income allocated to the Partnership was $609,000 and $398,000 for 1998 and 1997, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited II
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited II (a California limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The equity in (loss) income of these limited partnerships represents 9 percent and 22 percent of the total net income of the Partnership for the years ended December 31, 1998 and 1997, respectively, and these limited partnerships represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited II as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
March 31, 2000

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS


                                                                  1999              1998
                                                               -----------       -----------
        INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)            $       --      $         --

        CASH DUE FROM ESCROW (Note 2)                                   --         5,250,000

        CASH AND CASH EQUIVALENTS                                  468,311           696,785

        DUE FROM NAPICO (Note 3)                                    74,716                --
                                                               -----------       -----------

                  TOTAL ASSETS                                 $   543,027       $ 5,946,785
                                                               ===========       ===========

                        LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

        LIABILITIES:

             Accounts payable (Note 2)                         $     3,596       $   130,767
                                                               -----------       -----------

        COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


        PARTNERS' EQUITY (DEFICIENCY):
            General partners                                      (212,701)         (159,935)
            Limited partners                                       752,132         5,975,953
                                                               -----------       -----------

                                                                   539,431         5,816,018
                                                               -----------       -----------

                   TOTAL LIABILITIES AND PARTNERS' EQUITY      $   543,027       $ 5,946,785
                                                               ===========       ===========


     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                          1999              1998              1997
                                                      -----------       -----------       -----------
INTEREST INCOME                                       $    29,870       $    66,041       $    82,692
                                                      -----------       -----------       -----------

OPERATING EXPENSES:
      Legal and accounting                                 88,568           163,991           132,650
      Management fees - general partner (Note 3)          175,792           397,680           397,680
      Administrative  (Note 3)                            138,644           350,763           218,861
                                                      -----------       -----------       -----------

TOTAL OPERATING EXPENSES                                  403,004           912,434           749,191
                                                      -----------       -----------       -----------

LOSS FROM OPERATIONS                                     (373,134)         (846,393)         (666,499)

GAIN ON SALE OF LIMITED PARTNERSHIP
      INTERESTS (Note 2)                                       --         4,002,592                --

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                      96,547           224,996           244,281

EQUITY IN (LOSS) INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                            --        (2,562,191)          820,899
                                                      -----------       -----------       -----------

NET (LOSS) INCOME                                     $  (276,587)      $   819,004       $   398,681
                                                      ===========       ===========       ===========


NET (LOSS) INCOME PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                               $       (26)      $        76       $        37
                                                      ===========       ===========       ===========


     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                               General          Limited
                               Partners         Partners            Total
                             -----------       -----------       -----------
EQUITY (DEFICIENCY),
    January 1, 1997          $  (172,112)      $ 4,770,445       $ 4,598,333

    Net income for 1997            3,987           394,694           398,681
                             -----------       -----------       -----------

EQUITY (DEFICIENCY),
    December 31, 1997           (168,125)        5,165,139         4,997,014

    Net income for 1998            8,190           810,814           819,004
                             -----------       -----------       -----------

EQUITY (DEFICIENCY),
    December 31, 1998           (159,935)        5,975,953         5,816,018

    Distributions                (50,000)       (4,950,000)       (5,000,000)

    Net loss for 1999             (2,766)         (273,821)         (276,587)
                             -----------       -----------       -----------

EQUITY (DEFICIENCY),
    December 31, 1999        $  (212,701)      $   752,132       $   539,431
                             ===========       ===========       ===========


     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                       1999              1998              1997
                                                                   -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) income                                           $  (276,587)      $   819,004       $   398,681
       Adjustments to reconcile net (loss) income to net cash
         used in operating activities:
            Gain on sale of limited partnership interests                   --        (4,002,592)
            Equity in loss (income) of limited partnerships
                and amortization of acquisition costs                       --         2,562,191          (820,899)
            Increase in due from NAPICO                                (74,716)               --                --
            (Decrease) increase in accounts payable                   (127,171)           31,813            67,142
                                                                   -----------       -----------       -----------

                Net cash used in operating activities                 (478,474)         (589,584)         (355,076)
                                                                   -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Costs related to sale of partnership interests                       --          (240,227)
       Investments in limited partnerships:
          Capital Contribution                                              --          (134,900)          (52,000)
       Distributions from limited partnerships
           recognized as return of capital                                  --            58,779           187,838
       Proceed from the sale of limited
            partnership interests                                    5,250,000
                                                                   -----------       -----------       -----------

    Net cash provided by (used in) investing activities              5,250,000          (316,348)          135,838
                                                                   -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Distributions to partners                                    (5,000,000)               --                --
                                                                   -----------       -----------       -----------

NET  DECREASE  IN CASH
      AND CASH EQUIVALENTS                                            (228,474)         (905,932)         (219,238)

CASH AND CASH EQUIVALENTS,
       BEGINNING OF YEAR                                               696,785         1,602,717         1,821,955
                                                                   -----------       -----------       -----------

CASH AND CASH EQUIVALENTS,
       END OF YEAR                                                 $   468,311       $   696,785       $ 1,602,717
                                                                   ===========       ===========       ===========


     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2.      INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 13 limited partnerships as of December 31, 1999 and 1998, after selling its interests in 7 limited partnerships in 1998.The limited partnerships own residential low income rental projects consisting of 1079 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled to between 85 percent and 99 percent of the profits and losses of the limited partnerships.

        Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $8,176,000 and $8,718,000 as of December 31, 1999 and 1998, respectively.

        Distributions from limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                   1999             1998
                                                                ----------      ------------
        Investment balance, beginning of year                   $       --      $ 3,493,251
        Capital contributions                                           --          134,900
        Cash distributions recognized as a return of capital            --          (58,779)
        Equity in loss of limited partnerships                          --       (2,553,928)
        Investment in limited partnerships sold                         --       (1,007,181)
        Amortization of capitalized acquisition costs and fees          --           (8,263)
                                                                ----------      -----------

        Investment balance, end of year                         $       --      $        --
                                                                ==========      ===========


        The difference between the investment per the accompanying balance sheets at December 31, 1999 and 1998, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account cumulative distributions recognized as income and recognition of impairment losses.

        Selected financial information from combining the financial statements of the limited partnerships at December 31, 1999 and 1998 and for each of three years in the period ended December 31, 1999 is as follows:

                                 Balance Sheets

                                                                     1999             1998
                                                                   --------         --------
                                                                         (in thousands)

            Land and buildings, net                                $ 17,662         $ 18,727
                                                                   ========         ========

            Total assets                                           $ 27,319         $ 27,610
                                                                   ========         ========

            Mortgages payable                                      $ 34,638         $ 35,505
                                                                   ========         ========

            Total liabilities                                      $ 36,135         $ 36,859
                                                                   ========         ========

            Deficiency of Real Estate Associates Limited II        $ (7,074)        $ (7,527)
                                                                   ========         ========

            Deficiency of other partners                           $ (1,742)        $ (1,722)
                                                                   ========         ========

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                                1999           1998           1997
                                               -------        -------        -------
                                                         (in thousands)
Total revenue                                  $ 9,793        $23,097        $23,111
                                               =======        =======        =======

Interest expense                               $ 2,878        $ 6,451        $ 6,509
                                               =======        =======        =======

Depreciation                                   $ 1,415        $ 3,204        $ 3,174
                                               =======        =======        =======

Total expenses                                 $ 9,236        $22,403        $22,627
                                               =======        =======        =======

Net income                                     $   556        $   694        $   484
                                               =======        =======        =======

Net income allocable to the Partnership        $   535        $   609        $   398
                                               =======        =======        =======


        An affiliate of NAPICO was the general partner in three of the limited partnerships in which the partnership interests were sold on December 30, 1998, and another affiliate received property management fees of approximately 5% of their revenue. The affiliate received property management fees of $311,489 and $310,109 in 1998 and 1997, respectively.

        Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

        On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

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

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $72,627, $260,952 and $137,723 for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in administrative expenses. Accounts payable at December 31, 1998 includes $118,267 of such costs.

        On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships, with a total carrying value of $1,007,181, to the Operating Partnership. The sale resulted in cash proceeds to the Partnership of $5,250,000 and a net gain of $4,002,592 after deducting the selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made a cash distribution of $4,950,000 to the limited partners and $50,000 to the general partners, using proceeds from the sale of the partnership interests.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

3.      FEES AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the remaining limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $23,340, $35,195 and $35,194 in 1999, 1998
        and 1997, respectively, and is included in administrative expenses.

4.      CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999

4.      CONTINGENCIES (CONTINUED)

        statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

        On December 30, 1998, the Operating Partnership acquired, for value, title to New Haven Plaza Associates' property in Far Rockaway, New York. Thereafter, NAPICO commenced an action for a declaratory judgment that NAPICO had the authority to transfer the property and that the value paid by the Operating Partnership for the property was fair. Defendants have pled counterclaims alleging that inter alia, NAPICO was not authorized to transfer the property and breached its fiduciary duties to the limited partners. Defendants also seek an accounting and distributions of surplus cash. The parties are in the process of conducting discovery. Thereafter, plaintiff will move for partial judgment on the pleadings to dismiss all of defendants' affirmative defenses and counterclaims, other than for an accounting.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1999


7.      FOURTH-QUARTER ADJUSTMENT

        The Partnership's policy is to record its equity in (loss) income of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in (loss) income of limited partnerships reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships.

                                                                        SCHEDULE

                        REAL ESTATE ASSOCIATES LIMITED II
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                     Year Ended December 31, 1999
                                           --------------------------------------------------------------------------------
                                                                                Cash
                                             Balance                           Distri-           Equity            Balance
                                             January          Capital          butions             in             December
Limited Partnerships                         1, 1999         Contributions     Received          Income           31, 1999
------------------------------             ------------      -------------   -------------     ----------         ---------
Azalea Court Apartments                    $                 $                $                $                  $      --

Branford Elderly Housing

Cherrywood/Saturn Apartments

Clearfield Manor

Crystal Springs

Lakeside Apartments

Landmark Towers

Magnolia State Apts.

Redfern Grove Apartments

Sugar River Mills

Valebrook

Westward Ho Apartments

Willow Wick Apartments
                                           ------------      -------------   -------------     ----------         ---------

                                           $                 $                $                $                  $
                                           ============      =============   =============     ==========         =========

                                                                        SCHEDULE
                                                                     (Continued)

                        REAL ESTATE ASSOCIATES LIMITED II
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                        Year Ended December 31, 1998
                              ----------------------------------------------------------------------------------
                                                               Cash
                                Balance                       Distri-       Equity                    Balance
                                January       Capital         butions         in                      December
Limited Partnerships            1, 1998    Contributions     Received       Income      Sale          31, 1998
--------------------          -----------  -------------   -----------    ----------  -----------    -----------
Azalea Court Apartments       $            $               $              $           $              $

Berger Apartments *               726,715                                   280,466    (1,007,181)           --

Biltmore *                                   134,900                       (134,900)                         --

Branford Elderly Housing          367,174                                  (367,174)                         --

Castlewood Apartments *

Cherrywood/Saturn Apartments

Clearfield Manor

Crystal Springs

East Farm Village *

Grant Park/Ormewood Park *

Lakeside Apartments

Landmark Towers

Magnolia State Apts

New Haven Plaza *

Pennbrook Apartments *

Redfern Grove Apartments          533,440                  (31,862)       (501,578)                          --

Sugar River Mills

Valebrook                       1,865,922                  (26,917)     (1,839,005)                          --

Westward Ho Apartments

Willow Wick Apartments
                              -----------  ---------   -----------   -------------    -----------    ----------

                              $ 3,493,251  $ 134,900   $   (58,779)  $  (2,562,191)   $(1,007,181)   $       --
                              ===========  =========   ===========   =============    ===========    ==========


*  Sold to the Operating Partnership in 1998

                                                                        SCHEDULE
                                                                     (Continued)

                        REAL ESTATE ASSOCIATES LIMITED II
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                         Year Ended December 31, 1997
                                           -----------------------------------------------------------------------------------
                                                                                 Cash
                                             Balance                           Distri-           Equity            Balance
                                             January          Capital          butions             in             December
Limited Partnerships                         1, 1997       Contributions       Received          Income           31, 1997
                                           ------------    ---------------   -------------   ---------------    --------------
Azalea Court Apartments                    $               $                  $              $                  $

Berger Apartments                              514,942                                               211,773           726,715

Biltmore                                                            52,000                           (52,000)                -

Branford Elderly Housing                       330,012                                                37,162           367,174

Castlewood Apartments

Cherrywood/Saturn Apartments

Clearfield Manor

Crystal Springs

East Farm Village

Grant Park/Ormewood Park

Lakeside Apartments

Landmark Towers

Magnolia State Apts.

New Haven Plaza                                129,795                            (132,640)            2,845                 -

Pennbrook Apartments

Redfern Grove Apartments                       432,950                             (28,281)          128,771           533,440

Sugar River Mills

Valebrook                                    1,400,491                             (26,917)          492,348         1,865,922

Westward Ho Apartments

Willow Wick Apartments
                                           ------------    ---------------   -------------   ---------------    --------------

                                           $ 2,808,190     $        52,000   $    (187,838)  $       820,899    $    3,493,251
                                           ============    ===============   =============   ===============    ==============


                                                                      SCHEDULE
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED II
               INVESTMENTS IN, EQUITY IN EARNINGS OF AND DIVIDENDS
                   RECEIVED FROM AFFILIATES AND OTHER PERSONS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


NOTES:  1.     Equity in losses of the limited partnership represents the
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

                                                                    SCHEDULE III

                        REAL ESTATE ASSOCIATES LIMITED II
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL II HAS INVESTMENTS
                                DECEMBER 31, 1999


                                                                                      Buildings,
                                                                                     Furnishings and
                                                                                   Equipment - Initial
                                                                                        Cost to
                                                                                     Partnership and
                                         Number of    Outstanding                   Amount Carried at                   Accumulated
Partnership/Location                       Units     Mortgage Loan        Land       Close of Period      Total         Depreciation
Azalea Court Apts                           48      $   990,074      $    62,500      $ 1,288,693      $ 1,351,193      $   829,703
  Theodore, AL
Branford Elderly Hsng                       38          923,208          138,000        1,567,268        1,705,268          656,797
  Branford, Connecticut
Cherrywood/Saturn Apartments                78        3,090,451          146,186        2,511,303        2,657,489        1,877,576
  Twin Falls/Idaho Falls, Idaho
Clearfield Manor                            40        1,086,306           50,000        1,271,490        1,321,490          889,482
  Clearfield, KY
Crystal Springs Apts                        28          621,099           35,835          795,434          831,269          587,139
  Crystal Springs, MS
Lakeside Apartments                         48        1,630,000          115,366        1,566,679        1,682,045        1,527,236
  Mishawaka, IN
Landmark Towers                             40          847,219           38,700        1,581,254        1,619,954        1,370,662
  Nampa, Idaho
Magnolia State Apts                         60        1,201,989           57,165        1,595,237        1,652,402        1,011,152
  Gulfport, MS
Redfern Grove Apts                          72        1,440,197          245,502        2,773,202        3,018,704        1,919,265
  E. Providence, RI
Sugar River Mills                          162        7,091,881          301,007        9,301,803        9,602,810        5,276,515
  Claremon, NH
Valebrook Assoc                            151        3,382,387           88,886        4,907,364        4,996,250        3,916,251
  Lawrence, Massachusetts
Westward Ho Apartments                     290       11,906,503        1,040,000       15,003,682       16,043,682        9,118,518
  Phoenix, Arizona
Willow Wick Apts                            24          427,643           21,675          622,317          643,992          484,237
  Centre, AL
                                        ---------   -----------      -----------      -----------      -----------      -----------

TOTAL                                     1079      $34,638,957      $ 2,340,822      $44,785,726      $47,126,548      $29,464,533
                                        =========   ===========      ===========      ===========      ===========      ===========



                                         Construction
Partnership/Location                        Period
Azalea Court Apts                         10/80-3/81
  Theodore, AL
Branford Elderly Hsng                      6/80-4/81
  Branford, Connecticut
Cherrywood/Saturn Apartments               9/79-4/80
  Twin Falls/Idaho Falls, Idaho
Clearfield Manor                         10/80-10/81
  Clearfield, KY
Crystal Springs Apts                       7/80-3/81
  Crystal Springs, MS
Lakeside Apartments                       10/80-6/81
  Mishawaka, IN
Landmark Towers                           4/79-10/80
  Nampa, Idaho
Magnolia State Apts                        3/80-8/80
  Gulfport, MS
Redfern Grove Apts                         7/80-7/81
  E. Providence, RI
Sugar River Mills                          2/81-4/82
  Claremon, NH
Valebrook Assoc                            2/79-7/80
  Lawrence, Massachusetts
Westward Ho Apartments                    4/80-12/81
  Phoenix, Arizona
Willow Wick Apts                           9/80-5/81
  Centre, AL


TOTAL


                                                                    SCHEDULE III
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                      HELD BY LOCAL LIMITED PARTNERSHIPS IN
                          WHICH REAL II HAS INVESTMENTS
                                DECEMBER 31, 1999


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

        3.     Investments in property and equipment:

                                                         Buildings,
                                                         Furnishings
                                                            And
                                        Land             Equipment              Total
                                    -------------       -------------       -------------
Balance at January 1, 1997          $   5,345,312       $ 102,854,879       $ 108,200,191

Net additions during 1997                  75,176           1,172,217           1,247,393
                                    -------------       -------------       -------------

Balance at December 31, 1997            5,420,488         104,027,096         109,447,584

Net additions during 1998                 777,120          (1,883,647)         (1,106,527)

Sale of properties during 1998         (3,856,786)        (57,610,693)        (61,467,479)
                                    -------------       -------------       -------------

Balance at December 31, 1998            2,340,822          44,532,756          46,873,578

Net additions during 1999                       -             252,970             252,970
                                    -------------       -------------       -------------

Balance, December 31, 1999          $   2,340,822       $  44,785,726       $  47,126,548
                                    =============       =============       =============

                                                                    SCHEDULE III
                                                                    (Continued)


                        REAL ESTATE ASSOCIATES LIMITED II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                      HELD BY LOCAL LIMITED PARTNERSHIPS IN
                          WHICH REAL II HAS INVESTMENTS
                                DECEMBER 31, 1999



                                         Buildings,
                                         Furnishings
                                            And
Accumulated Depreciation:                Equipment
-----------------------------           ------------
Balance at January 1, 1997              $ 57,596,038

Net additions during 1997                  3,059,440
                                        ------------

Balance at December 31, 1997              60,655,478

Net additions during 1998                  1,242,752

Sale of properties during 1998           (33,751,348)
                                        ------------

Balance at December 31, 1998              28,146,882

Net additions during 1999                  1,317,651
                                        ------------

Balance at December 31, 1999            $ 29,464,533
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

CHARLES H. BOXENBAUM, 70, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 48, President and a director of NAPICO.

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

ALAN I. CASDEN, 54, Chairman of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

PAUL PATIERNO, 43, Chief Financial Officer.

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

PATRICIA W. TOY, 70, Senior Vice President - Communications and Assistant Secretary

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 39, Executive Vice President, General Counsel and Assistant Secretary.

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

(b)     At December 31, 1999, security ownership of management is as listed:

                                                                                 Percentage of
                                                                                  Outstanding
                                                            Amount and              Limited
                                  Name of                    Nature of            Partnership
Title of Class                     Owner                 Beneficial Owner          Interests
Limited                    Charles H. Boxenbaum              $ 30,000                  *
Partnership                780 Latimer Road
Interest                   Santa Monica, CA 90402

Initial
Limited                    Patricia W. Toy                      4,550                  *
Partnership                1782 Westridge Road
Interest                   Los Angeles, CA 90049


* Cumulative Limited Partnership Interest owned by corporate officers is less than 1% of outstanding Limited Partnership Interests.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the remaining limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $175,792 for the year ended December 31, 1999 and $397,680 for each of the two years in the period ended December 31, 1998.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $23,340, $35,195 and $35,194 in 1999, 1998 and 1997, respectively, and is included in operating expenses.

An affiliate of NAPICO was the general partner in three of the limited partnerships in which the partnership interests were sold on December 30, 1998, and another affiliate received property management fees of approximately 5 percent of their revenue. The affiliate received property management fees of $311,489 and $310,109 in 1998 and 1997, respectively.

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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Reports of Independent Public Accountants.

Balance Sheets as of December 31, 1999 and 1998.

Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 1999, 1998 and 1997.

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED II AND TO THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED II HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 1999, 1998 and
1997.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 1999, 1998 and 1997.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1999.

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


/s/ PAUL PATIERNO
----------------------------------
Paul Patierno
Chief Financial Officer