Form 10-Q
period 2000-03-31
REAL ESTATE ASSOCIATES LTD II
filed 2000-05-22
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2000

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999



PART I.  FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Balance Sheets, March 31, 2000 and December 31, 1999 ............................................1

                 Statements of Operations,
                      Three Months Ended, March 31, 2000 and 1999 ................................................2

                 Statement of Partners' Equity
                      Three Months Ended March 31, 2000 ..........................................................3

                 Statements of Cash Flows,
                      Three Months Ended March 31, 2000 and 1999 .................................................4

                 Notes to Financial Statements ...................................................................5

        Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .......................................................10


PART II.  OTHER INFORMATION

        Item 1:  Legal Proceedings...............................................................................12

        Item 6:  Exhibits and Reports and Form 8-K...............................................................12

        Signatures...............................................................................................13

                        REAL ESTATE ASSOCIATES LIMITED II

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                     ASSETS


                                                                                   2000          1999
                                                                               (Unaudited)     (Audited)
                                                                               -----------     ---------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                                   $    --         $    --

CASH AND CASH EQUIVALENTS (Note 1)                                               410,049         468,311

DUE FROM NAPICO (Note 3)                                                          77,414          74,716
                                                                               ---------       ---------

          TOTAL ASSETS                                                         $ 487,463       $ 543,027
                                                                               =========       =========


                                         LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

     Accounts payable                                                          $     426       $   3,596
                                                                               ---------       ---------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                            (213,225)       (212,701)
    Limited partners                                                             700,262         752,132
                                                                               ---------       ---------

                                                                                 487,037         539,431
                                                                               ---------       ---------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                              $ 487,463       $ 543,027
                                                                               =========       =========



    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)



                                                        2000            1999
                                                     ----------       ---------

INTEREST INCOME                                       $   5,116       $   9,040
                                                      ---------       ---------

OPERATING EXPENSES:
      Legal and accounting                               26,787          36,362
      Management fees - general partner (Note 3)         43,948          66,627
      Administrative  (Note 3)                           12,069          71,809
                                                      ---------       ---------

                 Total operating expenses                82,804         174,798
                                                      ---------       ---------

LOSS FROM OPERATIONS                                    (77,688)       (165,758)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                    25,294          31,383
                                                      ---------       ---------

NET LOSS                                              $ (52,394)      $(134,375)
                                                      =========       =========


NET LOSS PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                               $      (5)      $     (13)
                                                      =========       =========





    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)



                                            General         Limited
                                            Partners        Partners        Total
                                           ----------      -----------    -----------
PARTNERSHIP INTERESTS                                         10,693
                                                           =========

EQUITY (DEFICIENCY),
        January 1, 2000                    $(212,701)      $ 752,132       $ 539,431

        Net loss for the three months
        ended March 31, 2000                    (524)        (51,870)        (52,394)
                                           ---------       ---------       ---------

EQUITY (DEFICIENCY),

        March 31, 2000                     $(213,225)      $ 700,262       $ 487,037
                                           =========       =========       =========









    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                                  2000              1999
                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                $   (52,394)      $  (134,375)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
           Increase in due from NAPICO                             (2,698)             --
           Decrease in accounts payable                            (3,170)         (104,839)
                                                              -----------       -----------

               Net cash used in operating activities              (58,262)         (239,214)
                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Sales proceeds                                                 --           5,250,000
                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distribution to partners                                       --          (5,000,000)
                                                              -----------       -----------

NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS               (58,262)           10,786

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    468,311           696,785
                                                              -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $   410,049       $   707,571
                                                              ===========       ===========





    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL

     The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1999 prepared by Real Estate Associates Limited II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and the results of operations and changes in cash flows for the three months then ended.

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

                                 MARCH 31, 2000


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

     As of March 31, 2000, the Partnership holds limited partnership interests in 13 limited partnerships. The limited partnerships as of March 31, 2000 own residential low income rental projects consisting of 1,079 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

     The Partnership, as a limited partner, is entitled to between 94 percent and 99 percent of the profits and losses of the limited partnerships.

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

                                 MARCH 31, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     The Partnership has no equity investment in limited partnerships as of March 31, 2000 and December 31, 1999.

     The following are unaudited combined estimated statements of operations for the three months ended March 31, 2000 and 1999 for the limited partnerships in which the Partnership has investments:

                                        Three months          Three months
                                            ended                 ended
                                       March 31, 2000        March 31, 1999
                                       --------------        --------------
         REVENUES
             Rental and other            $2,448,000             $2,450,000
                                         ----------             ----------

         EXPENSES
             Depreciation                   354,000                363,000
             Interest                       720,000                741,000
             Operating                    1,235,000              1,261,000
                                       ------------             ----------

                                          2,309,000              2,365,000
                                       ------------            -----------

          NET INCOME                   $    139,000           $     85,000
                                       ============           ============

     NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

     Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

     On December 30, 1998, after obtaining the consents of the limited partners, the Partnership sold its limited partnership interests in 8 local limited partnerships to affiliates of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $5,250,000, which was collected in 1999. In March 1999, the Partnership made cash distributions of $4,950,000 to the limited partners and $50,000 to the general partners, primarily using proceeds from the sale of the partnership interests.

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

     Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For the three months ended March 31, 2000 and 1999, the fee was $43,948 and $66,627, respectively.

     The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $5,848 and $5,835 for the three months ended March 31, 2000 and 1999, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

     On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2000

NOTE 4 - CONTINGENCIES (CONTINUED)

     complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                                 MARCH 31, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

     The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distributions to investors in March 12, 1999, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000


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

     On December 30, 1998, after obtaining the consents of the limited partners, the Partnership sold its limited partnership interests in 7 local limited partnerships to affiliates of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $5,250,000, which was collected in 1999. In March 1999, the Partnership made cash distributions of $4,950,000 to the limited partners and $50,000 to the general partners, primarily using proceeds from the sale of the partnership interests.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter March
          31, 2000.

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

                                         REAL ESTATE ASSOCIATES LIMITED II
                                         (a California limited partnership)


                                         By:   National Partnership Investments
                                               Corp., General Partner



                                               --------------------------------
                                               Bruce Nelson
                                               President


                                         Date:
                                               --------------------------------



                                               --------------------------------
                                               Paul Patierno
                                               Chief Financial Officer



                                         Date:
                                               --------------------------------