Form 10-Q/A
period 2000-03-31
REAL ESTATE ASSOCIATES LTD II
filed 2000-05-22
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q/A



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

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2000



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

                                         REAL ESTATE ASSOCIATES LIMITED II
                                         (a California limited partnership)



                                         By:   National Partnership Investments
                                               Corp., General Partner



                                               /s/ BRUCE NELSON
                                               --------------------------------
                                               Bruce Nelson
                                               President


                                         Date:  May 22, 2000
                                               --------------------------------


                                               /s/ PAUL PATIERNO
                                               --------------------------------
                                               Paul Patierno
                                               Chief Financial Officer



                                         Date:  May 22, 2000
                                               --------------------------------