Form 10-Q
period 2000-06-30
REAL ESTATE ASSOCIATES LTD II
filed 2000-08-21
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended JUNE 30, 2000

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000



PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Balance Sheets, June 30, 2000 and December 31, 1999 .......................1

          Statements of Operations,
                Six and Three Months Ended, June 30, 2000 and 1999 ..................2

          Statement of Partners' Equity (Deficiency),
                Six Months Ended June 30, 2000 ......................................3

          Statements of Cash Flows,
                Six Months Ended June 30, 2000 and 1999 .............................4

          Notes to Financial Statements .............................................5

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ................................12


PART II.  OTHER INFORMATION

     Item 1:  Legal Proceedings.....................................................15

     Item 6:  Exhibits and Reports and Form 8-K.....................................15

         Signatures................................................................ 16

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                           2000           1999
                                                                        (Unaudited)     (Audited)
                                                                        -----------     ---------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                            $       -       $       -

CASH AND CASH EQUIVALENTS (Note 1)                                        413,579         468,311

DUE FROM NAPICO (Note 3)                                                        -          74,716

OTHER ASSETS                                                               12,522               -
                                                                        ---------       ---------
          TOTAL ASSETS                                                  $ 426,101       $ 543,027
                                                                        =========       =========


                                  LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

     Accounts payable (Note 2)                                          $  14,188       $   3,596
                                                                        ---------       ---------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                     (213,976)       (212,701)
    Limited partners                                                      625,889         752,132
                                                                        ---------       ---------

                                                                          411,913         539,431
                                                                        ---------       ---------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                       $ 426,101       $ 543,027
                                                                        =========       =========


                The accompanying notes are integral part of these
                             financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)



                                                     Six months       Three months     Six months      Three months
                                                        ended            ended            ended            ended
                                                    June 30, 2000    June 30, 2000    June 30, 1999   June 30, 1999
                                                    -------------    -------------    -------------   ---------------
INTEREST INCOME                                       $  10,743        $   5,627       $  16,242        $   7,202
                                                      ---------        ---------       ---------        ---------

OPERATING EXPENSES:
      Legal and accounting                               53,125           26,339          65,772           29,410
      Management fees - general partner (Note 3)         93,291           49,343         125,254           62,627
      Administrative  (Notes 2 and 3)                    37,937           25,867          94,219           18,410
                                                      ---------        ---------       ---------        ---------

             Total operating expenses                   184,353          101,549         285,245          110,447
                                                      ---------        ---------       ---------        ---------

LOSS FROM OPERATIONS                                   (173,610)         (95,922)       (269,003)        (103,245)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                    46,092           20,798          60,903           29,520
                                                      ---------        ---------       ---------        ---------

NET LOSS                                              $(127,518)       $ (75,124)      $(208,100)       $ (73,725)
                                                      =========        =========       =========        =========


NET LOSS PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                               $    (12)        $      (7)      $     (19)       $      (7)
                                                      =========        =========       =========        =========






                   The accompanying notes are integral part of
                          these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)



                                                  General             Limited
                                                  Partners            Partners            Total
                                               -------------        ------------       -----------
       PARTNERSHIP INTERESTS                                             10,693
                                                                    ===========


       EQUITY (DEFICIENCY),
            January 1, 2000                    $   (212,701)        $   752,132        $  539,431

            Distributions                                                                       -

            Net loss for the six months
            ended June 30, 2000                      (1,275)           (126,243)         (127,518)
                                               ------------         -----------        ----------
       EQUITY (DEFICIENCY),
            June 30, 2000                      $   (213,976)        $   625,889        $  411,913
                                               ============         ===========        ==========





                The accompanying notes are integral part of these
                             financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                             2000              1999
                                                         ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                            $  (127,518)      $  (208,100)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Increase in other assets                           (12,522)
          Decrease in due from affiliate                      74,716
          Increase (decrease) in accounts payable             10,592           (46,283)
                                                         -----------       -----------

              Net cash used in operating activities          (54,732)         (254,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales proceeds                                                -         5,250,000

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners                                     -        (5,000,000)
                                                         -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (54,732)           (4,383)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               468,311           696,785
                                                         -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $   413,579       $   692,402
                                                         ===========       ===========










                   The accompanying notes are integral part of
                          these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000


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

           In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and the results of operations and changes in cash flows for the six and three months then ended.

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

           USE OF ESTIMATES

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000

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

       NET LOSS PER LIMITED PARTNERSHIP INTEREST

       Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 10,693 for the periods presented.

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

                                  JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership holds limited partnership interests in 13 limited partnerships. The limited partnerships as of June 30, 2000 own residential low income rental projects consisting of 1,041 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

       The Partnership has no carrying value in investments in limited partnerships as of June 30, 2000 and December 31, 1998.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 2000 and 1998 for the limited partnerships in which the Partnership has investments:

                              Six months    Three months     Six months    Three months
                                 ended          ended           ended          ended
                             June 30, 2000  June 30, 2000   June 30, 1998  June 30, 1998
                             -------------  -------------   -------------  -------------
           REVENUES
           Rental and other   $4,896,000     $2,448,000       $4,900,000    $2,450,000
                              ----------     ----------       ----------    ----------

           EXPENSES
           Depreciation          708,000        354,000          726,000       363,000
           Interest            1,440,000        720,000        1,482,000       741,000
           Operating           2,470,000      1,235,000        2,522,000     1,261,000
                             -----------    -----------       ----------    ----------

                               4,618,000      2,365,000        4,730,000     2,365,000
                             -----------    -----------       ----------    ----------

           NET INCOME        $   278,000    $   139,000       $  170,000    $   85,000
                             ===========    ===========       ==========    ==========


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

                                  JUNE 30, 2000


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

       On December 30, 1998, after obtaining the consents of the limited partners, the Partnership sold its limited partnership interests in 8 local limited partnerships to affiliates of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $5,250,000 which was collected in 1999. In March 1999, the Partnership made cash distributions of $4,950,000 to the limited partners and $50,000 to the general partners, primarily using proceeds from the sale of the partnership interests.

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For the six months ended June 30, 2000 and 1999, the fee was $93,291 and $125,254, respectively.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

       The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $7,150 and $11,600 for the six months ended June 30, 2000 and 1999, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

       On December 30, 1998, the Operating Partnership acquired, for value, title to New Haven Plaza Associates' property in Far Rockaway, New York. Thereafter, NAPICO commenced an action for declaratory judgment that NAPICO had the authority to transfer the property and that the value paid by the Operating Partnership for the property was fair. Defendants have pled counterclaims alleging that inter alia, NAPICO was not authorized to transfer the property and breach its fiduciary duties to the limited partners. Defendants also seek an accounting and distributions of surplus cash. The parties are in the process of conducting discovery.

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

                                  JUNE 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       LIQUIDITY AND CAPITAL RESOURCES

       The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made a distributions to investors on March 12, 1999, primarily using proceeds from the disposition of its investments in certain limited partnerships.

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

                                  JUNE 30, 2000


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

                                 JUNE 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS (CONTINUED)


       On December 30, 1998, after obtaining the consents of the limited partners, the Partnership sold its limited partnership interests in 7 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $5,250,000 which was collected in 1999. In March 1999, the Partnership made cash distributions of $4,950,000 to the limited partners and $50,000 to the general partners, primarily using proceeds from the sale of the partnership interests.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

       On December 30, 1998, the Operating Partnership acquired, for value, title to New Haven Plaza Associates' property in Far Rockaway, New York. Thereafter, NAPICO commenced an action for declaratory judgment that NAPICO had the authority to transfer the property and that the value paid by the Operating Partnership for the property was fair. Defendants have pled counterclaims alleging that inter alia, NAPICO was not authorized to transfer the property and breach its fiduciary duties to the limited partners. Defendants also seek an accounting and distributions of surplus cash. The parties are in the process of conducting discovery.

       The corporate general partner is involved in various lawsuits. None of these lawsuits are related to the partnership.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter June 30, 2000.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000


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

                                   REAL ESTATE ASSOCIATES LIMITED II
                                   (a California limited partnership)


                                   By:  National Partnership Investments
                                        Corp., General Partner


                                         /s/ BRUCE NELSON
                                       ---------------------------------------
                                        Bruce Nelson
                                        President


                                   Date:      August 21, 2000
                                         -------------------------------------


                                         /s/ PAUL PATIERNO
                                       ---------------------------------------
                                        Paul Patierno
                                        Chief Financial Officer



                                    Date:    August 21, 2000
                                         -------------------------------------