Form 10-Q
period 2000-09-30
REAL ESTATE ASSOCIATES LTD II
filed 2000-11-14
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2000

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Balance Sheets, September 30, 2000 and December 31, 1999 .................           1

          Statements of Operations,
                Nine and Three Months Ended, September 30, 2000 and 1999 ...........           2

          Statement of Partners' Equity (Deficiency)
                Nine Months Ended September 30, 2000 ...............................           3

          Statements of Cash Flows,
                Nine Months Ended September 30, 2000 and 1999 ......................           4

          Notes to Financial Statements ............................................           5

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ................................          12


PART II.  OTHER INFORMATION

     Item 1:  Legal Proceedings.....................................................          15

     Item 6:  Exhibits and Reports and Form 8-K.....................................          15

     Signatures ....................................................................          16

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                                        2000
                                                                                     (Unaudited)        1999
                                                                                      ---------       ---------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                                          $      --       $     --

CASH AND CASH EQUIVALENTS (Note 1)                                                      393,124         468,311

DUE FROM NAPICO                                                                           8,094          74,716
                                                                                      ---------       ---------

          TOTAL ASSETS                                                                $ 401,218       $ 543,027
                                                                                      =========       =========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

     Accounts payable                                                                 $   7,520       $   3,596
                                                                                      ---------       ---------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                                   (214,158)       (212,701)
    Limited partners                                                                    607,856         752,132
                                                                                      ---------       ---------

                                                                                        393,698         539,431
                                                                                      ---------       ---------

           TOTAL LIABILITIES AND PARTNERS' EQUITY                                     $ 401,218       $ 543,027
                                                                                      =========       =========


                The accompanying notes are integral part of these
                             financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)




                                                     Nine months    Three months     Nine months    Three months
                                                        ended           ended           ended           ended
                                                    Sept 30, 2000   Sept 30, 2000   Sept 30, 1999   Sept 30, 1999
                                                    -------------   -------------   -------------   -------------
INTEREST INCOME                                       $  16,694       $   5,951       $  24,018       $   7,776
                                                      ---------       ---------       ---------       ---------

OPERATING EXPENSES:
      Legal and accounting                               63,994          10,869          69,313           3,540
      Management fees - general partner (Note 3)        131,844          38,553         187,881          62,627
      Administrative  (Note 3)                           49,638          11,701         113,432          19,214
                                                      ---------       ---------       ---------       ---------

                    Total operating expenses            245,476          61,123         370,626          85,381
                                                      ---------       ---------       ---------       ---------

LOSS FROM OPERATIONS                                   (228,782)        (55,172)       (346,608)        (77,605)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                    83,049          36,957          96,547          35,644

EQUITY IN INCOME OF LIMITED
      PARTNERSHIPS AND AMORTIZATION
      OF ACQUISITION COSTS (Note 2)                          --              --              --              --
                                                      ---------       ---------       ---------       ---------

NET LOSS                                              $(145,733)      $ (18,215)      $(250,061)      $ (41,961)
                                                      =========       =========       =========       =========


NET LOSS PER LIMITED
      PARTNERSHIP INTEREST (Note 1)                   $     (14)      $      (2)      $     (23)      $      (4)
                                                      =========       =========       =========       =========


                The accompanying notes are integral part of these
                             financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (Unaudited)



                                           General         Limited
                                           Partners        Partners         Total
                                          ---------       ---------       ---------
PARTNERSHIP INTERESTS                                        10,688
                                                          =========


EQUITY (DEFICIENCY),
        January 1, 2000                   $(212,701)      $ 752,132       $ 539,431

        Net loss for the nine months
        ended September 30, 2000             (1,457)       (144,276)       (145,733)
                                          ---------       ---------       ---------

EQUITY (DEFICIENCY),
        September 30, 2000                $(214,158)      $ 607,856       $ 393,698
                                          =========       =========       =========


                The accompanying notes are integral part of these
                             financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                                      2000              1999
                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $  (145,733)      $  (250,061)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Decrease in due from NAPICO                                  66,622                --
          Increase (decrease) in accounts payable                       3,924          (130,699)
                                                                  -----------       -----------

              Net cash used in operating activities                   (75,187)         (380,760)
                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from the sale of limited partnership interests               --         5,250,000
                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners                                             --        (5,000,000)
                                                                  -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (75,187)         (130,760)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        468,311           696,785
                                                                  -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   393,124       $   566,025
                                                                  ===========       ===========

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000 and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

        BASIS OF PRESENTATION

        The accompanying financial statements have been prepared in conformity with accounting principles generally in the United States of America.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


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

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 13 limited partnerships. The limited partnerships as of September 30, 2000 own residential low income rental projects consisting of 1,041 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

        The Partnership has no carrying value in investments in limited partnerships as of September 30, 2000 and December 31, 1999.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 2000 and 1999 for the limited partnerships in which the Partnership has investments:

                            Nine months        Three months       Nine months       Three months
                               ended              ended              ended             ended
                           Sept. 30, 2000     Sept. 30, 2000     Sept. 30, 1999     Sept. 30, 1999
                             ----------         ----------         ----------         ----------
REVENUES
    Rental and other         $7,345,000         $2,448,000         $7,350,000         $2,450,000
                             ----------         ----------         ----------         ----------

EXPENSES
    Depreciation              1,061,000            354,000          1,089,000            363,000
    Interest                  2,159,000            720,000          2,223,000            741,000
    Operating                 3,707,000          1,236,000          3,783,000          1,261,000
                             ----------         ----------         ----------         ----------

                              6,927,000          2,310,000          7,095,000          2,365,000
                             ----------         ----------         ----------         ----------

NET INCOME                   $  418,000         $  138,000         $  255,000         $   85,000
                             ==========         ==========         ==========         ==========

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

        Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis under the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For the nine months ended September 30, 2000 and 1999, the fee was approximately $132,000 and $188,000, respectively.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $11,000 and $18,000 for the nine months ended September 30, 2000 and 1999, respectively, and is included in administrative expenses.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 4 - CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to subsidiaries of Casden Properties Inc. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                               SEPTEMBER 30, 2000


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

                               SEPTEMBER 30, 2000


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

                               SEPTEMBER 30, 2000


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        RESULTS OF OPERATIONS (CONTINUED)

        Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis under the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

                               SEPTEMBER 30, 2000


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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to subsidiaries of Casden Properties Inc. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended September 30, 2000.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


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

                                     REAL ESTATE ASSOCIATES LIMITED II
                                     (a California limited partnership)

                                     By: National Partnership Investments Corp.,
                                         its General Partner

                                         By:  /s/ BRUCE NELSON
                                            ----------------------------------
                                            Bruce Nelson
                                            President

                                         Date:    November 14, 2000
                                              --------------------------------

                                         By:  /s/ BRIAN H. SHUMAN
                                            ----------------------------------
                                            Brian H. Shuman
                                            Chief Financial Officer

                                         Date:    November 14, 2000
                                              --------------------------------