Form 10-K405
period 2000-12-31
REAL ESTATE ASSOCIATES LTD II
filed 2001-03-30
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the Fiscal Year Ended DECEMBER 31, 2000

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

REAL II holds limited partnership interests in 13 local limited partnerships as of December 31, 2000, after selling its interest in 7 local limited partnerships, in December 1998, to the Operating Partnership. Each of the local partnerships owns a low income housing project which is subsidized and/or have a mortgage note payable to or insured by agencies of the federal or local government.

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

During 2000, the projects in which REAL II had invested were substantially rented. The following is a schedule of the status as of December 31, 2000, of the projects owned by local limited partnerships in which REAL II is a limited partner.


            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL II HAS AN INVESTMENT
                                DECEMBER 31, 2000



                                             Units Authorized
                                                For Rental
                                             Assistance Under
                                               Section 8 or
                                                Other Rent                             Percentage of
                                No. of          Supplement               Units          Total Units
Name and Location                Units            Program              Occupied          Occupied
------------                    ------       -----------------         --------        -------------
Azalea Court                       48               0/ 0                  42                88%
Theodore, AL

Branford Elderly                   38               38/ 0                 37                97%
Branford, CT

Cherrywood Apts                    40               40/ 0                 40               100%
Twin Falls, ID

Clearfield Manor                   40               40/ 0                 39                97%
Clearfield, KY

Crystal Springs                    28               0/ 28                 28               100%
Crystal Springs, MS

Lakeside Apts                      48               48/ 0                 46                96%
Mishawaka, IN

Landmark Towers                    40               40/ 0                 40               100%
Nampa, ID

Magnolia State                     60               0/ 24                 57                95%
Gulfport, MS

Redfern Grove Apts                 72               72/ 0                 72               100%
E. Providence, RI

Saturn Apts                        38               38/0                  38               100%
Idaho Falls, ID

Sugar River Mills                 162               162/ 0               148                91%
Claremont, NH

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL II HAS AN INVESTMENT
                                DECEMBER 31, 2000
                                   (CONTINUED)



                                             Units Authorized
                                                For Rental
                                             Assistance Under
                                               Section 8 or
                                                Other Rent                             Percentage of
                                No. of          Supplement               Units          Total Units
Name and Location                Units            Program              Occupied          Occupied
------------                    ------       -----------------         --------        -------------
Valebrook                         151               100/  0              150                99%
Lawrence, MA

Westward Ho Apts                  290               290/  0              276                95%
Phoenix, AZ

Willow Wick Apts                   24                 0/  5               12                50%
Centre, AL                      -----            ----------            -----               ---
TOTALS                          1,079               868/ 57            1,025                95%
                                =====            ==========            =====               ===

ITEM 2. PROPERTIES:

The local limited partnerships in which REAL II holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.

ITEM 3. LEGAL PROCEEDINGS:

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2000 there were 1,591 registered holders of units in REAL II. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made distributions of $4,950,000 to the limited partners and $50,000 to the general partners, using proceeds from the sale of the partnership interests. No other distributions have been made since the inception of the Partnership.

ITEM 6. SELECTED FINANCIAL DATA:


                                                                     Year Ended December 31,
                                    ---------------------------------------------------------------------------------------
                                       2000                1999               1998               1997               1996
                                    -----------        -----------        -----------        -----------        -----------
Loss from operations                $  (312,667)       $  (373,134)       $  (846,393)       $  (666,499)       $  (449,123)

Gain on Sale of Limited
   Partnership Interests                     --                 --          4,002,592                 --                 --

Distributions from
   Limited Partnerships
   Recognized as Income                 101,059             96,547            224,996            244,281            113,203

Equity in (Loss) Income of
   Limited Partnerships
   and Amortization of
   Acquisition Costs                         --                 --         (2,562,191)           820,899          1,154,755
                                    -----------        -----------        -----------        -----------        -----------
Net (Loss) Income                   $  (211,608)       $  (276,587)       $   819,004        $   398,681        $   818,835
                                    ===========        ===========        ===========        ===========        ===========

Net (Loss) Income per limited
   Partnership Interest             $       (20)       $       (26)       $        76        $        37        $        76
                                    ===========        ===========        ===========        ===========        ===========

Total assets                        $   343,527        $   543,027        $ 5,946,785        $ 5,095,968        $ 4,630,145
                                    ===========        ===========        ===========        ===========        ===========

Investments in Limited
   Partnerships                     $        --        $        --        $        --        $ 3,493,251        $ 2,808,190
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

RESULTS OF OPERATIONS

The Partnership was formed to provide various benefits to its partners as discussed in Item 1. It is anticipated that the local limited partnerships in which REAL II has invested could produce tax losses for more than 20 years from the date of investment. Tax benefits will decline over time as the advantages of accelerated depreciation are greatest in the earlier years, as deductions for interest expense decrease as mortgage principal is amortized, and as the Tax Reform Act of 1986 limits the deductions available.

At December 31, 2000, the Partnership has investments in 13 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 7 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 94% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account are reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. At December 31, 2000 and 1999, the Partnership does not have any positive investment balance.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income from the local limited partnerships that was allocated to the Partnership was $450,000, $535,000 and $609,000 for the years ended December 31, 2000, 1999 and 1998, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized and subsequent income is not recognized until the investment account becomes positive again, the Partnership recognized equity in income of limited partnerships, substantially all from the partnerships with a positive investment balance of $0, $0 and $754,611 for the years ended December 31, 2000, 1999 and 1998, respectively. The loss recorded by the Partnership in 1998 includes impairment losses of $3,317,000 recognized to the carrying values of certain investments in local limited partnerships. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $7,693,000 and $8,176,000 as of December 31, 2000 and 1999, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $101,059, $96,547 and $224,996 for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting. Distributions decreased in 2000 and 1999 as a result of the sale of certain partnership interests in 1998.

As of December 31, 2000, 1999 and 1998, the Partnership has cash and cash equivalents of $343,527, $468,311 and $696,785, respectively. Substantially all of these amounts are on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning $22,017, $29,870 and $66,041 in interest income for the years ended December 31, 2000, 1999 and 1998, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Because of the decrease invested assets at the end of 1998 as a result of the sale of partnership interests, management fees have decreased from $397,680 for 1998 to $175,792 for 2000 and 1999.

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

As a result of the foregoing, the Partnership in 1997 commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $72,627 and $260,952 for the years ended December 31, 1999 and 1998, respectively, and are included in administrative expenses.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were $98,417, $88,568 and $163,991 for the years ended December 31, 2000, 1999 and 1998, respectively. Legal and accounting fees were higher in 1998 as a result of $59,000 in legal fees that were incurred in connection with the Partnership attempting to replace the unrelated general partner of one of the local partnerships. Administrative expenses were $60,475, $138,644 and $350,763 for the years ended December 31, 2000, 1999 and 1998, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $14,962, $23,340 and $35,195 for the years ended December 31, 2000, 1999 and 1998, respectively. Also included in administrative expenses for 1999 and 1998 is $72,627 and $260,952, respectively, related to the aforementioned third-party review of the properties owned by the local partnerships. Accounts payable at December 31, 1998 includes $118,267 of such costs.

Revenues and expenses of the local limited partnerships decreased during the year ended December 31, 2000 as compared to 1998, as a result of the sale of 7 partnership interests on December 30, 1998.

Total revenue for the local partnerships has decreased from $23,097,000 for the year ended December 31, 1998, to $9,880,000 and $9,793,000 for the years ended December 31, 2000 and 1999, respectively.

Total expenses for the local partnerships decreased from $22,403,000 for the year ended December 31, 1998, to $9,411,000 and $9,236,000 for the years ended December 31, 2000 and 1999, respectively.

The total net income for the local partnerships for 2000, 1999 and 1998 aggregated $469,000, $556,000, and $694,000, respectively. The net income allocated to the Partnership was $450,000, $535,000 and $609,000 for 2000, 1999 and 1998, respectively.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Real Estate Associates Limited II
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited II (a California limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The equity in loss of these limited partnerships represents 9 percent of the total net income of the Partnership for the year ended December 31, 1998, and these limited partnerships represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited II as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 28, 2001

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                     ASSETS



                                                          2000             1999
                                                     ---------        ---------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)         $      --        $      --

CASH AND CASH EQUIVALENTS                              343,527          468,311

DUE FROM NAPICO (Note 3)                                    --           74,716
                                                     ---------        ---------

        TOTAL ASSETS                                 $ 343,527        $ 543,027
                                                     =========        =========


LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:

    Accounts payable                                 $  15,704        $   3,596
                                                     ---------        ---------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):

    General partners                                  (214,817)        (212,701)
    Limited partners                                   542,640          752,132
                                                     ---------        ---------

                                                       327,823          539,431
                                                     ---------        ---------

        TOTAL LIABILITIES AND PARTNERS' EQUITY       $ 343,527        $ 543,027
                                                     =========        =========



     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                           2000               1999               1998
                                                       -----------        -----------        -----------
INTEREST INCOME                                        $    22,017        $    29,870        $    66,041
                                                       -----------        -----------        -----------

OPERATING EXPENSES:
      Legal and accounting                                  98,417             88,568            163,991
      Management fees - general partner (Note 3)           175,792            175,792            397,680
      Administrative  (Note 3)                              60,475            138,644            350,763
                                                       -----------        -----------        -----------

TOTAL OPERATING EXPENSES                                   334,684            403,004            912,434
                                                       -----------        -----------        -----------

LOSS FROM OPERATIONS                                      (312,667)          (373,134)          (846,393)

GAIN ON SALE OF LIMITED PARTNERSHIP

      INTERESTS (Note 2)                                        --                 --          4,002,592

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS

      INCOME (Note 2)                                      101,059             96,547            224,996

EQUITY IN LOSS OF LIMITED PARTNERSHIPS
      AND AMORTIZATION OF ACQUISITION

      COSTS (Note 2)                                            --                 --         (2,562,191)
                                                       -----------        -----------        -----------

NET (LOSS) INCOME                                      $  (211,608)       $  (276,587)       $   819,004
                                                       ===========        ===========        ===========

NET (LOSS) INCOME PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                                $       (20)       $       (26)       $        76
                                                       ===========        ===========        ===========


    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                              General           Limited
                             Partners           Partners             Total
                            -----------        -----------        -----------
EQUITY (DEFICIENCY),

    January 1, 1998         $  (168,125)       $ 5,165,139        $ 4,997,014

    Net loss for 1998             8,190            810,814            819,004
                            -----------        -----------        -----------

EQUITY (DEFICIENCY),

    December 31, 1998          (159,935)         5,975,953          5,816,018

    Distributions               (50,000)        (4,950,000)        (5,000,000)

    Net loss for 1999            (2,766)          (273,821)          (276,587)
                            -----------        -----------        -----------

EQUITY (DEFICIENCY),

    December 31, 1999          (212,701)           752,132            539,431

    Net loss for 2000            (2,116)          (209,492)          (211,608)
                            -----------        -----------        -----------

EQUITY (DEFICIENCY),

    December 31, 2000       $  (214,817)       $   542,640        $   327,823
                            ===========        ===========        ===========



    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                       2000               1999               1998
                                                                    -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                              $  (211,608)       $  (276,587)       $   819,004
     Adjustments to reconcile net (loss) income to net cash
      used in operating activities:
       Gain on sale of limited partnership interests                         --                 --         (4,002,592)
       Equity in loss of limited partnerships
        and amortization of acquisition costs                                --                 --          2,562,191
       Decrease (increase) in due from NAPICO                            74,716            (74,716)                --
       Increase (decrease) in accounts payable                           12,108           (127,171)            31,813
                                                                    -----------        -----------        -----------
          Net cash used in operating activities                        (124,784)          (478,474)          (589,584)
                                                                    -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Costs related to sale of partnership interests                          --                 --           (240,227)
     Capital contributions                                                   --                 --           (134,900)
     Distributions from limited partnerships
       recognized as return of capital                                       --                 --             58,779
     Proceed from the sale of limited
       partnership interests                                                 --          5,250,000
                                                                    -----------        -----------        -----------

          Net cash provided by (used in) investing activities                --          5,250,000           (316,348)
                                                                    -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners                                               --         (5,000,000)                --
                                                                    -----------        -----------        -----------

NET  DECREASE  IN CASH
     AND CASH EQUIVALENTS                                              (124,784)          (228,474)          (905,932)

CASH AND CASH EQUIVALENTS,
     BEGINNING OF YEAR                                                  468,311            696,785          1,602,717
                                                                    -----------        -----------        -----------

CASH AND CASH EQUIVALENTS,
     END OF YEAR                                                    $   343,527        $   468,311        $   696,785
                                                                    ===========        ===========        ===========



     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2000



1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization

        Real Estate Associates Limited II (the Partnership) was formed under the California Limited Partnership Act on December 4, 1979. The Partnership was formed to invest in other limited partnerships which own and operate primarily federal, state or local government-assisted housing projects. The general partners are Coast Housing Investment Associates ("CHIA"), a limited partnership, and National Partnership Investments Corp. ("NAPICO"), the corporate general partner. The limited partner of CHIA is an officer of NAPICO. The business of the Partnership is conducted primarily by NAPICO.

        Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan
        I. Casden, purchased a 95.25% economic interest in NAPICO. The remaining economic interest, including a majority of the voting common stock, continues to be owned by CIC.

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

        Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        until the limited partners have received distributions equal to 100 percent of their capital contributions.

        On December 30, 1998, the Partnership sold its interests in 7 local limited partnerships for $5,250,000 to the Operating Partnership.

        Basis of Presentation

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

        Net (Loss) Income Per Limited Partnership Interest

        Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 10,693 for all years presented.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity date of three months or less. The Partnership has its cash and cash equivalents on deposit primarily with two high credit quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

        Impairment of Long-Lived Assets

        The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. During 1998, the Partnership recognized impairment losses of $3,316,802, related to certain investments in local limited partnerships, which has been included in equity in loss of limited partnerships.

2.      INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 13 limited partnerships as of December 31, 2000 and 1999, after selling its interests in 7 limited partnerships in 1998. The limited partnerships own residential low income rental projects consisting of 1,079 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled to between 85 percent and 99 percent of the profits and losses of the limited partnerships.

        Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $7,693,000 and $8,176,000 as of December 31, 2000 and 1999, respectively.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Distributions from limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

        The Partnership has no carrying value in investments in limited partnerships as of December 31, 2000 and 1999.

        The difference between the investment per the accompanying balance sheets at December 31, 2000 and 1999, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account cumulative distributions recognized as income and recognition of impairment losses.

        Selected financial information from combining the financial statements of the limited partnerships at December 31, 2000 and 1999 and for each of three years in the period ended December 31, 2000 is as follows:



                                 Balance Sheets
                                                                2000            1999
                                                              --------        --------
                                                                   (in thousands)
        Land and buildings, net                               $ 16,736        $ 17,662
                                                              ========        ========

        Total assets                                          $ 26,683        $ 27,319
                                                              ========        ========

        Mortgages payable                                     $ 33,696        $ 34,638
                                                              ========        ========

        Total liabilities                                     $ 35,142        $ 36,135
                                                              ========        ========

        Deficiency of Real Estate Associates Limited II       $ (6,692)       $ (7,074)
                                                              ========        ========

        Deficiency of other partners                          $ (1,767)       $ (1,742)
                                                              ========        ========

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)


                            Statements of Operations



                                                       2000           1999          1998
                                                      -------       -------       -------
                                                                (in thousands)
        Total revenue                                 $ 9,880       $ 9,793       $23,097
                                                      =======       =======       =======

        Interest expense                              $ 2,770       $ 2,878       $ 6,451
                                                      =======       =======       =======

        Depreciation                                  $ 1,389       $ 1,415       $ 3,204
                                                      =======       =======       =======

        Total expenses                                $ 9,411       $ 9,236       $22,403
                                                      =======       =======       =======

        Net income                                    $   469       $   556       $   694
                                                      =======       =======       =======

        Net income allocable to the Partnership       $   450       $   535       $   609
                                                      =======       =======       =======

        An affiliate of NAPICO was the general partner in three of the limited partnerships in which the partnership interests were sold on December 30, 1998, and another affiliate received property management fees of approximately 5% of their revenue. The affiliate received property management fees of $311,489 in 1998.

        Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

        As a result of the foregoing, the Partnership in 1997 commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $72,627 and $260,952 for the years ended December 31, 1999 and 1998, respectively, and are included in administrative expenses. Accounts payable at December 31, 1998 includes $118,267 of such costs.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



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

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $14,962, $23,340 and $35,195 in 2000, 1999
        and 1998, respectively, and is included in administrative expenses.

4.      CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partner-

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



4.      CONTINGENCIES (CONTINUED)

        ships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000



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

7.      FOURTH-QUARTER ADJUSTMENT

        The Partnership's policy is to record its equity in loss of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in loss of limited partnerships reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships.

                                                                       SCHEDULE



                        REAL ESTATE ASSOCIATES LIMITED II
                       INVESTMENTS IN LIMITED PARTNERSHIPS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                               Year Ended December 31, 2000
                                       --------------------------------------------------------------------------------
                                                                            Cash
                                       Balance                             Distri-            Equity           Balance
                                       January           Capital           butions              in             December
Limited Partnerships                   1, 2000        Contributions        Received           Income           31, 2000
-----------------------------          -------        -------------        --------           -------          --------
Azalea Court Apartments                 $                 $                 $                 $                 $

Branford Elderly Housing

Cherrywood/Saturn Apartments

Clearfield Manor

Crystal Springs

Lakeside Apartments

Landmark Towers

Magnolia State Apts

Redfern Grove Apartments

Sugar River Mills

Valebrook

Westward Ho Apartments
                                        ------            ------            ------            ------            ------
Willow Wick Apartments                  $                 $                 $                 $                 $
                                        ======            ======            ======            ======            ======

                                                                        SCHEDULE
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED II
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                               Year Ended December 31, 1999
                                       --------------------------------------------------------------------------------
                                                                            Cash
                                       Balance                             Distri-            Equity           Balance
                                       January           Capital           butions              in             December
Limited Partnerships                   1, 1999        Contributions        Received           Income           31, 1999
-----------------------------          -------        -------------        --------           -------          --------
Azalea Court Apartments                 $                 $                 $                 $                 $

Branford Elderly Housing

Cherrywood/Saturn Apartments

Clearfield Manor

Crystal Springs

Lakeside Apartments

Landmark Towers

Magnolia State Apts.

Redfern Grove Apartments

Sugar River Mills

Valebrook

Westward Ho Apartments
                                        ------            ------            ------            ------            ------
Willow Wick Apartments                  $                 $                 $                 $                 $
                                        ======            ======            ======            ======            ======

                                                                        SCHEDULE
                                                                     (CONTINUED)



                        REAL ESTATE ASSOCIATES LIMITED II
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




                                                               Year Ended December 31, 1998
                                 -------------------------------------------------------------------------------------------
                                                                     Cash
                                   Balance                           Distri-         Equity                         Balance
                                   January        Capital           butions            in                           December
Limited Partnerships               1, 1998      Contributions       Received         Income             Sale        31, 2000
-----------------------------    -----------    -------------     -----------      -----------      -----------     --------
Azalea Court Apartments          $               $                $                $                $                $

Berger Apartments  *                 726,715                                          280,466        (1,007,181)          --

Biltmore  *                                         134,900                          (134,900)                            --

Branford Elderly Housing             367,174                                         (367,174)                            --

Castlewood Apartments  *

Cherrywood/Saturn Apartments

Clearfield Manor

Crystal Springs

East Farm Village  *

Grant Park/Ormewood Park  *

Lakeside Apartments

Landmark Towers

Magnolia State Apts

New Haven Plaza  *

Pennbrook Apartments  *

Redfern Grove Apartments             533,440                         (31,862)        (501,578)                            --

Sugar River Mills

Valebrook                          1,865,922                         (26,917)      (1,839,005)                            --

Westward Ho Apartments

Willow Wick Apartments
                                 -----------     -----------      -----------      -----------      -----------      ------

                                 $ 3,493,251     $   134,900      $   (58,779)     $(2,562,191)     $(1,007,181)     $   --
                                 ===========     ===========      ===========      ===========      ===========      ======

* Sold to the Operating Partnership in 1998

                                                                        SCHEDULE
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED II
               INVESTMENTS IN, EQUITY IN EARNINGS OF AND DIVIDENDS
                   RECEIVED FROM AFFILIATES AND OTHER PERSONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



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

                                                                   SCHEDULE III


                        REAL ESTATE ASSOCIATES LIMITED II
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL II HAS INVESTMENTS
                                DECEMBER 31, 2000



                                                                     Buildings,
                                                                   Furnishings and
                                                                     Equipment -
                                                                      Initial
                                                                       Cost to
                                                                     Partnership
                                                                     and Amount
                                           Outstanding                 Carried
                                   Number    Mortage                  at Close                   Accumulated    Construction
Partnership/Location             of Units     Loan         Land       of Period        Total     Depreciation      Period
----------------------------     -------- ------------  ----------- --------------  -----------  ------------   ------------
Azalea Court Apts                    48   $   985,471   $    62,500   $ 1,288,693   $ 1,351,193   $   866,094    10/80-3/81
  Theodore, AL
Branford Elderly Hsng                38       873,291       138,000     1,575,329     1,713,329       698,143     6/80-4/81
  Branford, Connecticut
Cherrywood/Saturn Apartments         78     3,019,614       146,186     2,605,041     2,751,227     1,924,451     9/79-4/80
  Twin Falls/Idaho Falls,
  Idaho
Clearfield Manor                     40     1,076,764        50,000     1,271,490     1,321,490       898,145   10/80-10/81
  Clearfield, KY
Crystal Springs Apts                 28       617,309        35,835       795,434       831,269       607,643     7/80-3/81
  Crystal Springs, MS
Lakeside Apartments                  48     1,585,000       115,366     1,579,455     1,694,821     1,534,015    10/80-6/81
  Mishawaka, IN
Landmark Towers                      40       794,936        38,700     1,617,151     1,655,851     1,403,546    4/79-10/80
  Nampa, Idaho
Magnolia State Apts                  60     1,194,328        57,165     1,613,888     1,671,053     1,059,844     3/80-8/80
  Gulfport, MS
Redfern Grove Apts                   72     1,292,875       245,502     2,773,202     3,018,704     2,021,411     7/80-7/81
  E. Providence, RI
Sugar River Mills                   162     6,974,435       301,007     9,374,895     9,675,902     5,603,249     2/81-4/82
  Claremon, NH
Valebrook Assoc                     151     3,163,725        88,886     5,014,390     5,103,276     4,052,166     2/79-7/80
  Lawrence, Massachusetts
Westward Ho Apartments              290    11,692,091     1,040,000    15,024,553    16,064,553     9,595,078    4/80-12/81
  Phoenix, Arizona
Willow Wick Apts                     24       425,909        21,675       622,317       643,992       496,871     9/80-5/81
  Centre, AL
                                   ----   -----------   -----------   -----------   -----------   -----------

TOTAL                              1079   $33,695,748   $ 2,340,822   $45,155,838   $47,496,660   $30,760,656
                                   ====   ===========   ===========   ===========   ===========   ===========

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                      HELD BY LOCAL LIMITED PARTNERSHIPS IN
                          WHICH REAL II HAS INVESTMENTS
                                DECEMBER 31, 2000



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

           3.       Investments in property and equipment:


                                                                      Buildings,
                                                                     Furnishings
                                                                         And
                                               Land                   Equipment                   Total
                                          -------------             -------------             -------------
Balance at December 31, 1997              $   5,420,488             $ 104,027,096             $ 109,447,584

Net additions during 1998                       777,120                (1,883,647)               (1,106,527)

Sale of properties during 1998               (3,856,786)              (57,610,693)              (61,467,479)
                                          -------------             -------------             -------------

Balance at December 31, 1998                  2,340,822             $  44,532,756             $  46,873,578

Net additions during 1999                            --                   252,970                   252,970
                                          -------------             -------------             -------------

Balance, December 31, 1999                    2,340,822                44,785,726                47,126,548

Net additions during 2000                            --                   370,112                   370,112
                                          -------------             -------------             -------------

Balance, December 31, 2000                $   2,340,822             $  45,155,838             $  47,496,660
                                          =============             =============             =============

                                                                    SCHEDULE III
                                                                     (Continued)



                        REAL ESTATE ASSOCIATES LIMITED II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                      HELD BY LOCAL LIMITED PARTNERSHIPS IN
                          WHICH REAL II HAS INVESTMENTS
                                DECEMBER 31, 2000



                                                      Buildings,
                                                      Furnishings
                                                         And
                                                      Equipment
                                                    ------------
Accumulated Depreciation:
-------------------------

Balance at January 1, 1998                          $ 60,655,478

Net additions during 1998                              1,242,752

Sale of properties during 1998                       (33,751,348)
                                                    ------------

Balance at December 31, 1998                          28,146,882

Net additions during 1999                              1,317,651
                                                    ------------

Balance at December 31, 1999                          29,464,533

Net additions during 2000                              1,296,123
                                                    ------------

Balance at December 31, 2000                        $ 30,760,656
                                                    ============

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL ESTATE ASSOCIATES LIMITED II (the "Partnership") has no directors or executive officers of its own. Partner.

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

CHARLES H. BOXENBAUM, 71, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company. Mr. Boxenbaum has been a member of the Board of Directors of Casden Properties Inc. since 1998.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Since March 1995, Mr. Boxenbaum has served on the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 49, President, Chief Operating Officer and a director of
NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments. Mr. Nelson is a member of the Board of Directors of Casden Properties Inc.

and is a Director of the Affordable Housing Tax Credit Coalition.

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

ALAN I. CASDEN, 55, Chairman of the Board of Directors and Chief Executive Officer of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, the President's Council of the California Building Industry Association and the Urban Land Institute. He also serves on the Board of Trustees of the University of Southern California.

He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

BRIAN H. SHUMAN, 38, Vice President and Chief Financial Officer.

Mr. Shuman joined NAPICO in 2000, and is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection , treasury and financial reporting departments. From 1994 to 1996, he was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns. From 1985 to 1994, Mr. Shuman served in senior management positions, as a director or manager of finance, a portfolio tax analyst, and a senior accountant/tax consultant. He holds a Bachelor of Arts degree in economics and accounting from the University of Maryland.

Mr. Shuman is a Certified Public Accountant and is a member of American Institute of Certified Public Accountants and the California Society of Public Accountants.

PATRICIA W. TOY, 71, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

JEFFREY H. SUSSMAN, 34, Senior Vice President, General Counsel and Secretary.

Mr. Sussman joined NAPICO in 1998, and is responsible for the legal affairs of NAPICO and its affiliates. He is also the President of NPEI and a member of the preliminary investment committee. Prior to joining NAPICO in April 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels. Mr. Sussman received a Bachelor of Arts degree from the University of California, Berkeley and Juris Doctor and Master in Business Administration degrees from the University of Southern California. He is a member of the State Bar of California, and holds Series 22, 39 and 63 licenses issued by the National Association of Securities Dealers, Inc.

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

(b)     At December 31, 2000, security ownership of management is as listed:


                                                                                                 Percentage of
                                                                                                  Outstanding
                                                                           Amount and               Limited
                                    Name of                                 Nature of             Partnership
Title of Class                       Owner                              Beneficial Owner           Interests
--------------                      -------                             ----------------         -------------
Limited                       Charles H. Boxenbaum                          $ 30,000                   *
Partnership                   780 Latimer Road
Interest                      Santa Monica, CA 90402

Initial
Limited                       Patricia W. Toy                                  4,550                   *
Partnership                   4020 Berryman Avenue
Interest                      Los Angeles, CA 90066


* Cumulative Limited Partnership Interest owned by corporate officers is less than 1% of outstanding Limited Partnership Interests.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the remaining limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $175,792, $175,792 and $397,680 for the years ended December 31, 2000, 1999 and 1998, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $14,962, $23,340 and $35,195 in 2000, 1999 and 1998, respectively, and is included in operating expenses.

An affiliate of NAPICO was the general partner in three of the limited partnerships in which the partnership interests were sold on December 30, 1998, and another affiliate received property management fees of approximately 5 percent of their revenue. The affiliate received property management fees of $311,489 in 1998.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Reports of Independent Public Accountants.

Balance Sheets as of December 31, 2000 and 1999.

Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 2000, 1999 and 1998.

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

Notes to Financial Statements.


FINANCIAL STATEMENT SCHEDULES

APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED II AND TO THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED II HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 2000, 1999 and
1998.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 2000, 1999 and 1998.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 2000.

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



/s/ Brian H. Shuman
--------------------------------------
Brian H. Shuman
Chief Financial Officer