Form 10-Q
period 2001-03-31
REAL ESTATE ASSOCIATES LTD II
filed 2001-05-15
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended MARCH 31, 2001

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001



PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheets, March 31, 2001 and December 31, 2000 ..................      1

               Statements of Operations,
                  Three Months Ended, March 31, 2001 and 2000 ........................      2

               Statement of Partners' Equity
                  Three Months Ended March 31, 2001 ..................................      3

               Statements of Cash Flows,
                  Three Months Ended March 31, 2001 and 2000 .........................      4

               Notes to Financial Statements .........................................      5

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................................     10


PART II. OTHER INFORMATION

      Item 1:  Legal Proceedings......................................................     12

      Item 6:  Exhibits and Reports and Form 8-K......................................     12

      Signatures......................................................................     13

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                             2001                2000
                                                          (Unaudited)          (Audited)
                                                           ---------           ---------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)               $      --           $      --

CASH AND CASH EQUIVALENTS (Note 1)                           288,678             343,527

OTHER RECEIVABLE                                              19,850                  --
                                                           ---------           ---------

          TOTAL ASSETS                                     $ 308,528           $ 343,527
                                                           =========           =========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

     Accounts payable                                      $  37,143           $  15,704
                                                           ---------           ---------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                        (215,381)           (214,817)
    Limited partners                                         486,766             542,640
                                                           ---------           ---------

                                                             271,385             327,823
                                                           ---------           ---------

           TOTAL LIABILITIES AND PARTNERS' EQUITY          $ 308,528           $ 343,527
                                                           =========           =========


    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                            2001               2000
                                                          --------           --------
INTEREST INCOME                                           $  3,949           $  5,116
                                                          --------           --------

OPERATING EXPENSES:
      Legal and accounting                                  12,898             26,787
      Management fees - general partner (Note 3)            43,948             43,948
      Administrative  (Note 3)                               8,607             12,069
                                                          --------           --------

              Total operating expenses                      65,453             82,804
                                                          --------           --------

LOSS FROM OPERATIONS                                       (61,504)           (77,688)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                        5,066             25,294
                                                          --------           --------

NET LOSS                                                  $(56,438)          $(52,394)
                                                          ========           ========


NET LOSS PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                                   $     (5)          $     (5)
                                                          ========           ========


    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)



                                              General             Limited
                                              Partners            Partners              Total
                                              ---------           ---------           ---------
PARTNERSHIP INTERESTS                                                10,693
                                                                  =========

EQUITY (DEFICIENCY),
       January 1, 2001                        $(214,817)          $ 542,640           $ 327,823

       Net loss for the three months
       ended March 31, 2001                        (564)            (55,874)            (56,438)
                                              ---------           ---------           ---------

EQUITY (DEFICIENCY),
       March 31, 2001                         $(215,381)          $ 486,766           $ 271,385
                                              =========           =========           =========


    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                               2001                 2000
                                                             ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $ (56,438)          $ (52,394)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Increase in due from NAPICO                               --              (2,698)
          Increase in other receivable                         (19,850)                 --
          Increase (decrease) in accounts payable               21,439              (3,170)
                                                             ---------           ---------

              Net cash used in operating activities            (54,849)            (58,262)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 343,527             468,311
                                                             ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 288,678           $ 410,049
                                                             =========           =========


     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL

       The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2000 prepared by Real Estate Associates Limited II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and changes in cash flows for the three months then ended.

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

                                 MARCH 31, 2001

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

       NET LOSS PER LIMITED PARTNERSHIP INTEREST

       Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 10,693 for the periods presented.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

       As of March 31, 2001, the Partnership holds limited partnership interests in 13 limited partnerships. The limited partnerships as of March 31, 2001 own residential low income rental projects consisting of 1,079 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

       The Partnership, as a limited partner, is entitled to between 94 percent and 99 percent of the profits and losses of the limited partnerships.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

       The Partnership has no equity investment in limited partnerships as of March 31, 2001 and December 31, 2000.

       The following are unaudited combined estimated statements of operations for the three months ended March 31, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                                    Three months        Three months
                                       ended               ended
                                   March 31, 2001      March 31, 2000
                                   --------------      --------------
       REVENUES
           Rental and other          $2,470,000          $2,448,000
                                     ----------          ----------

       EXPENSES
           Depreciation                 347,000             354,000
           Interest                     693,000             720,000
           Operating                  1,313,000           1,235,000
                                     ----------          ----------

                                      2,353,000           2,309,000
                                     ----------          ----------

         NET INCOME                  $  117,000          $  139,000
                                     ==========          ==========

       NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

       Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For the three months ended March 31, 2001 and 2000, the fee was $43,948 and $43,948, respectively.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $4,800 and $5,800 for the three months ended March 31, 2001 and 2000, respectively, and is included in administrative expenses.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

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

       On December 30, 1998, the Operating Partnership acquired, for value, title to New Haven Plaza Associates' property in Far Rockaway, New York. Thereafter, NAPICO commenced an action for a declaratory judgment that NAPICO had the authority to transfer the property and that the value paid by the Operating Partnership for the property was fair. Defendants have pled counterclaims alleging that inter alia, NAPICO was not authorized to transfer the property and breached its fiduciary duties to the limited partners. Defendants also seek an accounting and distributions of surplus cash. The parties are in the process of conducting discovery. Thereafter, plaintiff will move for a partial judgment on the pleadings to dismiss all of defendant's affirmative defenses and counterclaims, other than for an accounting.

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

                                 MARCH 31, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       LIQUIDITY AND CAPITAL RESOURCES

       The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. The Partnership made distributions to investors in March 12, 1999, previously using proceeds from the disposition of its investments in certain limited partnerships.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001

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

                                 MARCH 31, 2001

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

       On December 30, 1998, the Operating Partnership acquired, for value, title to New Haven Plaza Associates' property in Far Rockaway, New York. Thereafter, NAPICO commenced an action for a declaratory judgment that NAPICO had the authority to transfer the property and that the value paid by the Operating Partnership for the property was fair. Defendants have pled counterclaims alleging that inter alia, NAPICO was not authorized to transfer the property and breached its fiduciary duties to the limited partners. Defendants also seek an accounting and distributions of surplus cash. The parties are in the process of conducting discovery. Thereafter, plaintiff will move for a partial judgment on the pleadings to dismiss all of defendant's affirmative defenses and counterclaims, other than for an accounting.

       The corporate general partner is involved in various lawsuits. None of these lawsuits are related to the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter March 31, 2001.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001

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

                                        REAL ESTATE ASSOCIATES LIMITED II
                                        (a California limited partnership)


                                        By:  National Partnership Investments
                                             Corp., General Partner


                                             /s/ BRUCE NELSON
                                             -----------------------------------
                                             Bruce Nelson
                                             President


                                        Date:  MAY 15, 2001
                                             -----------------------------------


                                             /s/ BRIAN H. SHUMAN
                                             -----------------------------------
                                             Brian H. Shuman
                                             Chief Financial Officer



                                        Date:  MAY 15, 2001
                                             -----------------------------------