Form 10-Q
period 2001-06-30
REAL ESTATE ASSOCIATES LTD II
filed 2001-08-14
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the Quarterly Period Ended JUNE 30, 2001

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001


PART I. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                Balance Sheets, June 30, 2001 and December 31, 2000 .........................   1

                Statements of Operations,
                          Six and Three Months Ended, June 30, 2001 and 2000 ................   2

                Statement of Partners' Equity (Deficiency),
                          Six Months Ended June 30, 2001 ....................................   3

                Statements of Cash Flows,
                          Six Months Ended June 30, 2001 and 2000 ...........................   4

                Notes to Financial Statements ...............................................   5

        Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations ...............................  12

PART II. OTHER INFORMATION

        Item 1:  Legal Proceedings ..........................................................  14

        Item 6:  Exhibits and Reports on Form 8-K ...........................................  15

        Signatures ..........................................................................  16

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)
                                 BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                         2001             2000
                                                      (Unaudited)
                                                       ---------       ---------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)           $      --       $      --

CASH AND CASH EQUIVALENTS                                248,479         343,527
                                                       ---------       ---------

          TOTAL ASSETS                                 $ 248,479       $ 343,527
                                                       =========       =========

             LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accrued fees due to General Partner (Note 3)      $  49,998              --
     Accounts payable                                     22,328       $  15,704
                                                       ---------       ---------
                                                          72,326          15,704

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                    (216,334)       (214,817)
    Limited partners                                     392,487         542,640
                                                       ---------       ---------

                                                         176,153         327,823
                                                       ---------       ---------

           TOTAL LIABILITIES AND PARTNERS' EQUITY      $ 248,479       $ 343,527
                                                       =========       =========


     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                      Six months     Three months     Six months     Three months
                                                        ended           ended           ended           ended
                                                    June 30, 2001   June 30, 2001   June 30, 2000   June 30, 2000
                                                    -------------   -------------   -------------   -------------
INTEREST INCOME                                       $  21,796       $  17,847       $  10,743       $   5,627
                                                      ---------       ---------       ---------       ---------

OPERATING EXPENSES:
      Legal and accounting                               48,455          35,557          53,125          26,339
      Management fees - general partner (Note 3)         87,894          43,946          93,291          49,343
      Administrative  (Notes 3)                          44,233          35,626          37,937          25,867
                                                      ---------       ---------       ---------       ---------

                  Total operating expenses              180,582         115,129         184,353         101,549
                                                      ---------       ---------       ---------       ---------

LOSS FROM OPERATIONS                                   (158,786)        (97,282)       (173,610)        (95,922)

EQUITY IN LOSS OF LIMITED
      PARTNERSHIPS (Note 2)                             (20,343)        (20,343)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                    27,459          22,393          46,092          20,798
                                                      ---------       ---------       ---------       ---------

NET LOSS                                              $(151,670)      $ (95,232)      $(127,518)        (75,124)
                                                      =========       =========       =========       =========

NET LOSS PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                               $     (14)      $      (9)      $     (12)      $      (7)
                                                      =========       =========       =========       =========


     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)


                                          General         Limited
                                         Partners         Partners         Total
                                         ---------       ---------       ---------
PARTNERSHIP INTERESTS                                       10,693
                                                         =========

EQUITY (DEFICIENCY),
        January 1, 2001                  $(214,817)      $ 542,640       $ 327,823

        Net loss for the six months
        ended June 30, 2001                 (1,517)       (150,153)       (151,670)
                                         ---------       ---------       ---------

EQUITY (DEFICIENCY),
        June 30, 2001                    $(216,334)      $ 392,487       $ 176,153
                                         =========       =========       =========


     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                              2001            2000
                                                           ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                            $(151,670)      $(127,518)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
            Increase in other assets                              --         (12,522)
            Increase in due to affiliate                      49,998          74,716
            Increase in accounts payable                       6,624          10,592
                                                           ---------       ---------

                Net cash used in operating activities        (95,048)        (54,732)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               343,527         468,311
                                                           ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 248,479       $ 413,579
                                                           =========       =========


     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL

       The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2000 prepared by Real Estate Associates Limited II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and the results of operations and changes in cash flows for the six and three months then ended.

       The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the managing general partner of the Partnership. Casden Properties Inc. owns a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO.

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

                                  JUNE 30, 2001


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

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit with high credit quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

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

                                  JUNE 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership holds limited partnership interests in 13 limited partnerships, located in 10 different states. The limited partnerships as of June 30, 2001 own residential low income rental projects consisting of 1,041 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

       The Partnership, as a limited partner, is entitled to between 85 percent and 99 percent of the profits and losses of the limited partnerships.

       Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $7,459,000 and $7,693,000 as of June 30, 2001 and December 31, 2000, respectively.

       Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

       The Partnership has no carrying value in investments in limited partnerships as of June 30, 2001 and December 31, 2000.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                          Six months     Three months     Six months     Three months
                            ended           ended           ended            ended
                        June 30, 2001   June 30, 2001   June 30, 2000   June 30, 2000
                        -------------   -------------   -------------   -------------
REVENUES
    Rental and other      $4,940,000      $2,470,000      $4,896,000      $2,448,000
                          ----------      ----------      ----------      ----------

EXPENSES
    Depreciation             694,000         347,000         708,000         354,000
    Interest               1,386,000         693,000       1,440,000         720,000
    Operating              2,626,000       1,313,000       2,470,000       1,235,000
                          ----------      ----------      ----------      ----------

                           4,706,000       2,353,000       4,618,000       2,365,000
                          ----------      ----------      ----------      ----------

NET INCOME                $  234,000      $  117,000      $  278,000      $  139,000
                          ==========      ==========      ==========      ==========

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

                                  JUNE 30, 2001


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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For the six months ended June 30, 2001 and 2000, the fee was $87,894 and $93,291, respectively.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

       The Partnership reimburses NAPICO for certain expenses. The expense incurred to NAPICO was approximately $9,684 and $7,150 for the six months ended June 30, 2001 and 2000, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. NAPICO, the managing general partner of such partnerships, and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

       On December 30, 1998, the Operating Partnership acquired, for value, title to New Haven Plaza Associates' property in Far Rockaway, New York. Thereafter, NAPICO commenced an action for declaratory judgment that NAPICO had the authority to transfer the property and that the value paid by the Operating Partnership for the property was fair. Defendants have pled counterclaims alleging that inter alia, NAPICO was not authorized to transfer the property and breach its fiduciary duties to the limited partners. Defendants also seek an accounting and distributions of surplus cash. The parties are in the process of conducting discovery. Thereafter, plaintiff will move for a partial judgment on the pleadings to dismiss all of defendants affirmative defenses and counterclaims, other than for an accounting.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 4 - CONTINGENCIES (CONTINUED)

       The managing general partner is involved in various lawsuits arising from transactions in the ordinary course of business.

       In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amounts of assets and liabilities reported on the balance sheets that require such disclosure approximate fair value due to their short-term maturity.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


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

                                  JUNE 30, 2001


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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. NAPICO, the managing general partner of such partnerships, and the other defendants believe that the plaintiffs' claims are without merit and are contesting the actions vigorously.

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

       The managing general partner is involved in various lawsuits. None of these lawsuits are related to the partnership.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter June 30, 2001.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


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

                              REAL ESTATE ASSOCIATES LIMITED II
                              (a California limited partnership)


                              By:  National Partnership Investments
                                   Corp., General Partner

                                   /s/ BRUCE NELSON
                                   --------------------------------
                                   Bruce Nelson
                                   President


                              Date:  August 14, 2001
                                   --------------------------------

                                   /s/ BRIAN H. SHUMAN
                                   --------------------------------
                                   Brian H. Shuman
                                   Chief Financial Officer


                              Date:  August 14, 2001
                                   --------------------------------