Form 10-Q
period 2001-09-30
REAL ESTATE ASSOCIATES LTD II
filed 2001-11-14
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                For the Quarterly Period Ended SEPTEMBER 30, 2001

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Balance Sheets, September 30, 2001 and December 31, 2000 ................   1

            Statements of Operations,
                   Nine and Three Months Ended, September 30, 2001 and 2000 .........   2

            Statement of Partners' Equity (Deficiency),
                   Nine Months Ended September 30, 2001 .............................   3

            Statements of Cash Flows,
                   Nine Months Ended September 30, 2001 and 2000 ....................   4

            Notes to Financial Statements ...........................................   5

      Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ..............................  12

PART II.  OTHER INFORMATION

      Item 1:  Legal Proceedings.....................................................  14

      Item 6:  Exhibits and Reports on Form 8-K......................................  15

      Signatures ....................................................................  16

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)
                                 BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                             2001          2000
                                                         -----------    ---------
                                                         (Unaudited)
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)              $      --     $      --

CASH AND CASH EQUIVALENTS                                   213,521       343,527
                                                          ---------     ---------
          TOTAL ASSETS                                    $ 213,521     $ 343,527
                                                          =========     =========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

     Accrued fees due to general partner (Note 3)         $  74,997            --
     Accounts payable                                        20,690     $  15,704
                                                          ---------     ---------
                                                             95,687        15,704

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
    General partners                                       (216,917)     (214,817)
    Limited partners                                        334,751       542,640
                                                          ---------     ---------
                                                            117,834       327,823
                                                          ---------     ---------
           TOTAL LIABILITIES AND PARTNERS' EQUITY         $ 213,521     $ 343,527
                                                          =========     =========

    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                         Nine months        Three months        Nine months         Three months
                                                            ended               ended              ended                ended
                                                        Sept 30, 2001       Sept 30, 2001       Sept 30, 2000       Sept 30, 2000
                                                        -------------       -------------       -------------       -------------
INTEREST INCOME                                           $  23,549           $   1,753           $  16,694           $   5,951
                                                          ---------           ---------           ---------           ---------
OPERATING EXPENSES:
      Legal and accounting                                   65,602              17,147              63,994              10,869
      Management fees - general partner (Note 3)            131,841              43,947             131,844              38,553
      Administrative (Note 3)                                69,378              25,145              49,638              11,701
                                                          ---------           ---------           ---------           ---------
             Total operating expenses                       266,821              86,239             245,476              61,123
                                                          ---------           ---------           ---------           ---------
LOSS FROM OPERATIONS                                       (243,272)            (84,486)           (228,782)            (55,172)

EQUITY IN LOSS OF LIMITED PARTNERSHIPS (Note 2)             (21,093)               (750)             83,049              36,957

DISTRIBUTIONS FROM LIMITED PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                        54,376              26,917                  --                  --
                                                          ---------           ---------           ---------           ---------
NET LOSS                                                  $(209,989)          $ (58,319)          $(145,733)          $ (18,215)
                                                          =========           =========           =========           =========
NET LOSS PER LIMITED PARTNERSHIP INTEREST (Note 1)        $     (19)          $      (5)          $     (14)          $      (2)
                                                          =========           =========           =========           =========

    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

                                              General     Limited
                                              Partners    Partners      Total
                                             ----------   ---------   ---------
PARTNERSHIP INTERESTS                                       10,693
                                                          ========
EQUITY (DEFICIENCY),
     January 1, 2001                         $(214,817)  $ 542,640   $ 327,823
     Net loss for the nine months
         ended September 30, 2001               (2,100)   (207,889)   (209,989)
                                             ---------    --------    --------
EQUITY (DEFICIENCY),
     September 30, 2001                      $(216,917)  $ 334,751   $ 117,834
                                             =========    ========    ========

    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                2001          2000
                                                             ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $(209,989)    $(145,733)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Equity in income of limited partnerships
              and amortization of acquisition costs             21,093
         Increase in accrued fees due to general partner        74,997        66,622
         Increase in accounts payable                            4,986         3,924
                                                             ---------     ---------
              Net cash used in operating activities           (108,913)      (75,187)
                                                             ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Advances to limited partnerships                          (21,093)           --
                                                             ---------     ---------
               Net cash used in investing activities           (21,093)           --
                                                             ---------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (130,006)      (75,187)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 343,527       468,311
                                                             ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 213,521     $ 393,124
                                                             =========     =========

    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and the results of operations and changes in cash flows for the six and three months then ended.

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

        RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Partnership's financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                               SEPTEMBER 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

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

        The Partnership holds limited partnership interests in 13 limited partnerships, located in 10 different states. The limited partnerships as of September 30, 2001 own residential low income rental projects consisting of 1,041 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled to between 85 percent and 99 percent of the profits and losses of the limited partnerships.

        Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $7,342,000 and $7,693,000 as of September 30, 2001 and December 31, 2000, respectively.

        Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

        The Partnership has no carrying value in investments in limited partnerships as of September 30, 2001 and December 31, 2000.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                                     Nine months        Three months        Nine months         Three months
                                        ended               ended              ended                ended
                                    Sept. 30, 2001      Sept. 30, 2001     Sept. 30, 2000       Sept. 30, 2000
                                    --------------      --------------     --------------       --------------
        REVENUES
            Rental and other          $7,410,000          $2,470,000          $7,345,000          $2,448,000
                                      ----------          ----------          ----------          ----------

        EXPENSES
            Depreciation               1,041,000             347,000           1,061,000             354,000
            Interest                   2,079,000             693,000           2,159,000             720,000
            Operating                  3,939,000           1,313,000           3,707,000           1,236,000
                                      ----------          ----------          ----------          ----------
                                       7,059,000           2,353,000           6,927,000           2,310,000
                                      ----------          ----------          ----------          ----------
        NET INCOME                    $  351,000          $  117,000          $  418,000          $  138,000
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

                               SEPTEMBER 30, 2001

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For the nine months ended September 30, 2001 and 2000, the fee was approximately $132,000.

        The Partnership reimburses NAPICO for certain expenses. The expense incurred to NAPICO was approximately $14,000 and $11,000 for the nine months ended September 30, 2001 and 2000, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

        In April 2001, a lawsuit was filed against the Partnership by a limited partner. The lawsuit seeks equitable relief for access to the Partnership's books and records and unspecified damages for breach of fiduciary duty. The Partnership has provided the plaintiff access to the requested books and records and the matter is schedule for trial on May 15, 2002.

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

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001


NOTE 4 - CONTINGENCIES (CONTINUED)

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

        In the opinion of management and the corporate general partner, the above claims will not result in any material liability to the Partnership.

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

                               SEPTEMBER 30, 2001

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

                               SEPTEMBER 30, 2001

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        In April 2001, a lawsuit was filed against the Partnership by a limited partner. The lawsuit seeks equitable relief for access to the Partnership's books and records and unspecified damages for breach of fiduciary duty. The Partnership has provided the plaintiff access to the requested books and records and the matter is schedule for trial on May 15, 2002.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001

PART II. OTHER INFORMATION (CONTINUED)

ITEM 1. LEGAL PROCEEDINGS

        The managing general partner is involved in various lawsuits. None of these lawsuits are related to the partnership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter September 30, 2001.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001

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

                                   REAL ESTATE ASSOCIATES LIMITED II
                                   (a California limited partnership)

                                   By: National Partnership Investments Corp., General Partner

                                         /s/ BRUCE NELSON
                                         ---------------------------------------
                                         Bruce Nelson
                                         President

                                   Date: November 13, 2001
                                         ---------------------------------------


                                         /s/ BRIAN H. SHUMAN
                                         ---------------------------------------
                                         Brian H. Shuman
                                         Chief Financial Officer

                                   Date: November 13, 2001
                                         ---------------------------------------