Form 10-K405
period 2001-12-31
REAL ESTATE ASSOCIATES LTD II
filed 2002-03-29
CIK 314237

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 2001

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

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including NAPICO.

REAL II holds limited partnership interests in 14 local limited partnerships as of December 31, 2001, after selling its interest in 6 local limited partnerships, in December 1998, to the Operating Partnership. All of these local partnership, except for one, own low income housing projects which are subsidized and/or have mortgage notes payable to or insured by agencies of the federal or local government. The remaining partnership owns a limited partnership interest in Casden Properties Operating Partnership, L.P.

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

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

During 2001, the projects in which REAL II had invested were substantially rented. The following is a schedule of the status as of December 31, 2001, of the projects owned by local limited partnerships in which REAL II is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL II HAS AN INVESTMENT
                                DECEMBER 31, 2001

                                                Units Authorized
                                                   For Rental
                                                Assistance Under
                                                  Section 8 or
                                                   Other Rent                        Percentage of
                                     No. of        Supplement           Units         Total Units
Name and Location                    Units           Program          Occupied         Occupied
-----------------                    -----      ---------------       --------         ---------
Azalea Court                           48                  0/0             47             98%
Theodore, AL

Branford Elderly                       38                 38/0             38            100%
Branford, CT

Cherrywood/Saturn Apts.                78                 78/0             74             95%
Twin Falls/Idaho Falls, ID

Clearfield Manor                       40                 40/0             39             97%
Clearfield, KY

Crystal Springs                        28                 0/28             28            100%
Crystal Springs, MS

Lakeside Apts.                         48                 48/0             47             98%
Mishawaka, IN

Landmark Towers                        40                 40/0             40            100%
Nampa, ID

Magnolia State                         60                 0/24             59             98%
Gulfport, MS

New Haven Plaza (owns a
limited partnership interest
in Casden Properties Operating
Partnership, L.P.)

Redfern Grove Apts.                    72                  72/0            72            100%
E. Providence, RI

Sugar River Mills                     162                 162/0           160             99%
Claremont, NH

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL II HAS AN INVESTMENT
                                DECEMBER 31, 2001
                                   (CONTINUED)

                                                Units Authorized
                                                   For Rental
                                                Assistance Under
                                                  Section 8 or
                                                   Other Rent                        Percentage of
                                     No. of        Supplement           Units         Total Units
Name and Location                    Units           Program          Occupied         Occupied
-----------------                    -----      ---------------       --------         ---------
Valebrook                             151                100/0            148             98%
Lawrence, MA

Westward Ho Apts.                     290                290/0            277             96%
Phoenix, AZ

Willow Wick Apts.                      24                  0/5             14             58%
Centre, AL
                                    -----             --------         ------
TOTALS                              1,079               868/57          1,043             97%
                                    =====             ========         ======

ITEM 2. PROPERTIES:

The local limited partnerships in which REAL II holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.


ITEM 3. LEGAL PROCEEDINGS:

CLASS ACTION

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (a partnership in which NAPICO is a general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another partnership in which Company is a general partner) commenced an action in the United States District Court for the Central District of California on behalf of themselves and all other similarly situated, against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of such Funds and made materially false and misleading statements in the consent solicitation statements that were disseminated to the limited partners of such Funds relating to approval of the transfer of partnership interests in limited partnerships to the Operating Partnership. The plaintiffs seek preliminary and permanent injunction relief and other equitable relief, as well as compensatory and punitive damages. However, plaintiffs made no effort to enjoin the transaction from taking place. On August 4, 1999, a holder of one unit of limited partnership interest in Housing Programs Limited (a partnership in which the Company is a general partner) filed a lawsuit similar to the one discussed above against added Housing Programs Limited. The second action has been subsumed in the first action, which has been certified as a class action.

After defendants moved for summary disposition of the action, plaintiffs filed a motion for leave to file an amended complaint. Although defendants opposed the filing of the complaint proposed by plaintiffs, the court issued an order on July 20, 2001 granting plaintiffs leave to amend but denying them leave to file the complaint they proposed. Plaintiffs filed a Second, Restated, Amended and Supplemental Complaint dated August 7, 2001 and on August 21, 2001 filed a Corrected Second, Restated, Amended and Supplemental Complaint (CSRASC). The CSRASC adds eight new defendants and six new counts which were not included in prior complaints. The new counts include; (i) violations of the anti-bundling rules of the Securities and Exchange Act of 1934, (ii) violation of the doctrine of inherent fairness, (iii) a declaratory judgment that the certain defendants are not entitled to indemnification under the partnership agreements, (iv) rescission of the business combination discussed in Note 1, (v) a constructive trust on any recovery from a separate lawsuit pending in the United States District Court of the Middle District of Pennsylvania which was brought on behalf of several limited partnerships which are not parties to this action; and
(vi) an accounting. Defendants made a motion to dismiss the CSRASC, which was denied. The court found that the issues presented would be more appropriate resolved in a motion for summary judgment or summary adjudication. Defendants intend to make such a motion. The deadline to do so is April 1, 2002.

Defendants denied allegations in the CSRASC in their answer. The parties are in the process of conducting discovery. The discovery deadline is February 28, 2002 and the trial is scheduled for July 16, 2002. A motion is before the court to extend these deadlines and the hearing on that issue is scheduled for February 4, 2002. Once discovery is complete, defendants will move for summary judgement dismissing the complaint.

The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

NEW HAVEN PLAZA

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

On June 11, 2001, the court found that the defendants had no vote or control in the Partnership. However, the court found the conveyance to be invalid because it was not consistent with New York partnership law. The court held that the transfer of the property in exchange for an interest in the Operating Partnership violated the purpose of Partnership. Notwithstanding the court's decision, defendants claim that NAPICO could not transfer the property to the Operating Partnership without their consent. Clarification is being sought from the court. Defendants have moved summary judgment, injunctive relieve and to amend their complaint. NAPICO cross-moved to dismiss defendant's claim to remove NAPICO as the general partner of the Partnership. The motions have been submitted to the court. Oral argument on these motions was held on February 11, 2002 and the motions are presently under consideration by the court.

Management of NAPICO believes that the defendant's claims are without merit and intend to contest the actions vigorously.

OTHER

Plaintiff, who is a limited partner in the Partnership, claims that NAPICO and other defendants (1) have refused to provide the plaintiff with access to the books and records of the Partnership, and (2) have breached their fiduciary duties and the partnership agreement by failing to provide such access and by failing to act in the best interest of the Partnership. The defendants have, however, provided their books and records to plaintiff pursuant to a protective order. Plaintiff has failed to quantify its purported damages. Trial is schedule for August 13, 2002. Management of NAPICO believes that the claims are without merit and intend to contest the actions vigorously.

The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. None of these suits were related to REAL II.


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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2001 there were 1,580 registered holders of units in REAL II. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made distributions of $4,950,000 to the limited partners and $50,000 to the general partners, using proceeds from the sale of the partnership interests. No other distributions have been made since the inception of the Partnership.

ITEM 6. SELECTED FINANCIAL DATA:

                                                                   Year Ended December 31,
                                                                   -----------------------
                                       2001              2000              1999              1998              1997
                                       ----              ----              ----              ----              ----
Loss from operations               $  (367,375)      $  (312,667)      $  (373,134)      $  (846,393)      $  (666,499)

Gain on Sale of Limited
   Partnership Interests                    --                --                --         4,002,592                --

Distributions from
   Limited Partnerships
   Recognized as Income                 54,376           101,059            96,547           224,996           244,281

Equity in (Loss) Income of
   Limited Partnerships
   and Amortization of
   Acquisition Costs                   (21,093)               --                --        (2,562,191)          820,899
                                   -----------       -----------       -----------       -----------       -----------
Net (Loss) Income                  $  (334,092)      $  (211,608)      $  (276,587)      $   819,004       $   398,681
                                   ===========       ===========       ===========       ===========       ===========

Net (Loss) Income per limited
   Partnership Interest            $       (31)      $       (20)      $       (26)      $        76       $        37
                                   ===========       ===========       ===========       ===========       ===========

Total assets                       $   139,881       $   343,527       $   543,027       $ 5,946,785       $ 5,095,968
                                   ===========       ===========       ===========       ===========       ===========

Investments in Limited
   Partnerships                    $        --       $        --       $        --       $        --       $ 3,493,251
                                   =========         =========         =========         =========         ===========

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

At December 31, 2001, the Partnership has investments in 14 limited partnerships, 13 of which own housing projects that were substantially all rented. The remaining partnership owns a limited partnership interest in Casden Operating Partnership, L.P. The Partnership sold its interests in 7 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 94% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account are reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. At December 31, 2001 and 2000, the Partnership does not have any positive investment balance.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income from the local limited partnerships that was allocated to the Partnership was $448,000, $450,000 and $535,000 for the years ended December 31, 2001, 2000 and 1999, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized and subsequent income is not recognized until the investment account becomes positive again, the Partnership recognized equity in loss of limited partnerships of $21,093 for the year ended December 31, 2001, which is equal to the cash contributed during the year, and recognized no equity in income (loss) of limited partnerships for the years ended December 31, 2000 and 1999. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $7,224,000 and $7,693,000 as of December 31, 2001 and 2000, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $54,376, $101,059 and $96,547 for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 2001, 2000 and 1999, the Partnership has cash and cash equivalents of $139,881, $343,527 and $468,311, respectively. Substantially all of these amounts are on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning $24,423, $22,017 and $29,870 in interest income for the years ended December 31, 2001, 2000 and 1999, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $175,792 for 2001, 2000 and 1999.

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure their mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

As a result of the foregoing, the Partnership in 1997 commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $72,627 for the year ended December 31, 1999, and are included in administrative expenses.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were $126,311, $98,417 and $88,568 for the years ended December 31, 2001, 2000 and 1999, respectively. Administrative expenses were $89,695, $60,475 and $138,644 for the years ended December 31, 2001, 2000 and
1999, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $19,368, $14,962 and $23,340 for the years ended December 31, 2001, 2000 and 1999, respectively. Also included in administrative expenses for 1999 is $72,627, related to the aforementioned third-party review of the properties owned by the local partnerships.

Total revenue for the local partnerships were $9,895,000, $9,880,000 and $9,793,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Total expenses for the local partnerships were $9,455,000, $9,411,000 and $9,236,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The total net income for the local partnerships for 2001, 2000 and 1999 aggregated $440,000, $469,000, and $556,000, respectively. The net income allocated to the Partnership was $448,000, $450,000 and $535,000 for 2001, 2000 and 1999, respectively.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Real Estate Associates Limited II
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited II (a California limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of the limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. These limited partnerships represent the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited II as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 22, 2002

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                                       2001            2000
                                                                       ----            ----
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                        $      --       $      --

CASH AND CASH EQUIVALENTS                                             139,881         343,527
                                                                    ---------       ---------

          TOTAL ASSETS                                              $ 139,881       $ 343,527
                                                                    =========       =========


             LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:

     Accounts payable                                               $  46,404       $  15,704
     Fees and expenses due general partner (Note 3)                    99,746              --
                                                                    ---------       ---------

                                                                      146,150          15,704

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
    General partners                                                 (218,158)       (214,817)
    Limited partners                                                  211,889         542,640
                                                                    ---------       ---------

                                                                       (6,269)        327,823
                                                                    ---------       ---------

           TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)      $ 139,881       $ 343,527
                                                                    =========       =========

     The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                         2001            2000            1999
                                                         ----            ----            ----
INTEREST INCOME                                       $  24,423       $  22,017       $  29,870
                                                      ---------       ---------       ---------

OPERATING EXPENSES:
      Legal and accounting                              126,311          98,417          88,568
      Management fees - general partner (Note 3)        175,792         175,792         175,792
      Administrative  (Note 3)                           89,695          60,475         138,644
                                                      ---------       ---------       ---------

TOTAL OPERATING EXPENSES                                391,798         334,684         403,004
                                                      ---------       ---------       ---------

LOSS FROM OPERATIONS                                   (367,375)       (312,667)       (373,134)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                    54,376         101,059          96,547

EQUITY IN LOSS OF LIMITED PARTNERSHIPS
      AND AMORTIZATION OF ACQUISITION
      COSTS (Note 2)                                    (21,093)             --              --
                                                      ---------       ---------       ---------

NET LOSS                                              $(334,092)      $(211,608)      $(276,587)
                                                      =========       =========       =========


NET LOSS PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                               $     (31)      $     (20)      $     (26)
                                                      =========       =========       =========


    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




                             General           Limited
                             Partners          Partners           Total
                             --------          --------           -----
EQUITY (DEFICIENCY),
    January 1, 1999        $  (159,935)      $ 5,975,953       $ 5,816,018

    Distributions              (50,000)       (4,950,000)       (5,000,000)

    Net loss for 1999           (2,766)         (273,821)         (276,587)
                           -----------       -----------       -----------

EQUITY (DEFICIENCY),
    December 31, 1999         (212,701)          752,132           539,431

    Net loss for 2000           (2,116)         (209,492)         (211,608)
                           -----------       -----------       -----------

EQUITY (DEFICIENCY),
    December 31, 2000         (214,817)          542,640           327,823

    Net loss for 2001           (3,341)         (330,751)         (334,092)
                           -----------       -----------       -----------

EQUITY (DEFICIENCY),
    December 31, 2001      $  (218,158)      $   211,889       $    (6,269)
                           ===========       ===========       ===========


    The accompanying notes are integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999



                                                                           2001              2000              1999
                                                                           ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $  (334,092)      $  (211,608)      $  (276,587)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Equity in loss of limited partnerships and
             amortization of acquisition costs                             21,093                --                --
         Decrease (increase) in due from general partner                       --            74,716           (74,716)
         Increase in fees and expenses due general partner                 99,746
         Increase (decrease) in accounts payable                           30,700            12,108          (127,171)
                                                                      -----------       -----------       -----------

             Net cash used in operating activities                       (182,553)         (124,784)         (478,474)
                                                                      -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital contributions                                                 (21,093)               --                --
    Proceed from the sale of limited
        partnership interests                                                  --                --         5,250,000
                                                                      -----------       -----------       -----------
             Net cash (used in) provided by investing activities          (21,093)               --         5,250,000
                                                                      -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                                  --                --        (5,000,000)

NET  DECREASE  IN CASH
      AND CASH EQUIVALENTS                                               (203,646)         (124,784)         (228,474)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                                     343,527           468,311           696,785
                                                                      -----------       -----------       -----------
CASH AND CASH EQUIVALENTS,
    END OF YEAR                                                       $   139,881       $   343,527       $   468,311
                                                                      ===========       ===========       ===========


    The accompanying notes are integral part of these financial statements.

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


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

         On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including NAPICO.

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

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
                                DECEMBER 31, 2001


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number (SFAS No.) 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Partnership's financial statements.

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

         Method of Accounting for Investments in Limited Partnerships

         The investments in limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects were capitalized as part of

                       REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS(CONTINUED)
                                DECEMBER 31, 2001


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         No impairment losses were recognized during the years ended December 31, 2001, 2000 and 1999.

2.       INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership holds limited partnership interests in 14 limited partnerships as of December 31, 2001 and 2000, after selling its interests in 6 limited partnerships in 1998. All of the limited partnerships, except for one, own residential low income rental projects consisting of 1,079 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies. The remaining partnership owns a limited partnership interest in Casden Operating Partnership, L.P.

         The Partnership, as a limited partner, is entitled to between 94 percent and 99 percent of the profits and losses of the limited partnerships.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was in the aggregate approximately $7,224,000 and $7,693,000 as of December 31, 2001 and 2000, respectively.

         Distributions from limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero. Subsequent distributions received are recognized as income.

         The Partnership has no carrying value in investments in limited partnerships as of December 31, 2001 and 2000.

         The difference between the investment per the accompanying balance sheets at December 31, 2001 and 2000, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

         Selected financial information from combining the financial statements of the limited partnerships at December 31, 2001 and 2000 and for each of three years in the period ended December 31, 2001 is as follows:

                                 Balance Sheets

                                                                  2001             2000
                                                                 -------          -------
                                                                      (in thousands)
         Land and buildings, net                                 $15,567          $16,736
                                                                 =======          =======

         Total assets                                            $26,137          $26,683
                                                                 =======          =======

         Mortgages payable                                       $32,831          $33,696
                                                                 =======          =======

         Total liabilities                                       $34,277          $35,142
                                                                 =======          =======

         Deficiency of Real Estate Associates Limited II         $(6,351)         $(6,692)
                                                                 =======          =======

         Deficiency of other partners                            $(1,789)         $(1,767)
                                                                 =======          =======

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                                       2001          2000         1999
                                                      -------       -------      -------
                                                                (in thousands)
         Total revenue                                $ 9,895       $ 9,880      $ 9,793
                                                      =======       =======      =======

         Interest expense                             $ 2,721       $ 2,770      $ 2,878
                                                      =======       =======      =======

         Depreciation                                 $ 1,385       $ 1,389      $ 1,415
                                                      =======       =======      =======

         Total expenses                               $ 9,455       $ 9,411      $ 9,236
                                                      =======       =======      =======

         Net income                                   $   440       $   469      $   556
                                                      =======       =======      =======

         Net income allocable to the Partnership      $   448       $   450      $   535
                                                      =======       =======      =======

         Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

         As a result of the foregoing, the Partnership in 1997 commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $72,627 for the year ended December 31, 1999, and are included in administrative expenses.

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

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

         The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $19,368, $14,962 and $23,340 in 2001, 2000
         and 1999, respectively, and is included in administrative expenses.

4.       CONTINGENCIES

         CLASS ACTION

         On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (a partnership in which NAPICO is a general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another partnership in which Company is a general partner) commenced an action in the United States District Court for the Central District of California on behalf of themselves and all other similarly situated, against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of such Funds and made materially false and misleading statements in the consent solicitation statements that were disseminated to the limited partners of such Funds relating to approval of the transfer of partnership interests in limited partnerships to the Operating Partnership. The plaintiffs seek preliminary and permanent injunction relief and other equitable relief, as well as compensatory and punitive damages. However, plaintiffs made no effort to enjoin the transaction from taking place.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001


4.       CONTINGENCIES (CONTINUED)

         On August 4, 1999, a holder of one unit of limited partnership interest in Housing Programs Limited (a partnership in which the Company is a general partner) filed a lawsuit similar to the one discussed above against added Housing Programs Limited. The second action has been subsumed in the first action, which has been certified as a class action.

         After defendants moved for summary disposition of the action, plaintiffs filed a motion for leave to file an amended complaint. Although defendants opposed the filing of the complaint proposed by plaintiffs, the court issued an order on July 20, 2001 granting plaintiffs leave to amend but denying them leave to file the complaint they proposed. Plaintiffs filed a Second, Restated, Amended and Supplemental Complaint dated August 7, 2001 and on August 21, 2001 filed a Corrected Second, Restated, Amended and Supplemental Complaint (CSRASC). The CSRASC adds eight new defendants and six new counts which were not included in prior complaints. The new counts include; (i) violations of the anti-bundling rules of the Securities and Exchange Act of 1934, (ii) violation of the doctrine of inherent fairness, (iii) a declaratory judgment that the certain defendants are not entitled to indemnification under the partnership agreements, (iv) rescission of the business combination discussed in Note 1, (v) a constructive trust on any recovery from a separate lawsuit pending in the United States District Court of the Middle District of Pennsylvania which was brought on behalf of several limited partnerships which are not parties to this action; and (vi) an accounting. Defendants made a motion to dismiss the CSRASC, which was denied. The court found that the issues presented would be more appropriate resolved in a motion for summary judgment or summary adjudication. Defendants intend to make such a motion. The deadline to do so is April 1, 2002.

         Defendants denied allegations in the CSRASC in their answer. The parties are in the process of conducting discovery. The discovery deadline is February 28, 2002 and the trial is scheduled for July 16, 2002. A motion is before the court to extend these deadlines and the hearing on that issue is scheduled for February 4, 2002. Once discovery is complete, defendants will move for summary judgement dismissing the complaint.

         The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001


4.       CONTINGENCIES (CONTINUED)

         NEW HAVEN PLAZA

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

         On June 11, 2001, the court found that the defendants had no vote or control in the Partnership. However, the court found the conveyance to be invalid because it was not consistent with New York partnership law. The court held that the transfer of the property in exchange for an interest in the Operating Partnership violated the purpose of Partnership. Notwithstanding the court's decision, defendants claim that NAPICO could not transfer the property to the Operating Partnership without their consent. Clarification is being sought from the court. Defendants have moved summary judgment, injunctive relieve and to amend their complaint. NAPICO cross-moved to dismiss defendant's claim to remove NAPICO as the general partner of the Partnership. The motions have been submitted to the court. Oral argument on these motions was held on February 11, 2002 and the motions are presently under consideration by the court.

         Management of NAPICO believes that the defendant's claims are without merit and intend to contest the actions vigorously.

         OTHER

         Plaintiff, who is a limited partner in the Partnership, claims that NAPICO and other defendants (1) have refused to provide the plaintiff with access to the books and records of the Partnership, and (2) have breached their fiduciary duties and the partnership agreement by failing to provide such access and by failing to act in the best interest of the Partnership. The defendants have, however, provided their books and records to plaintiff pursuant to a protective order. Plaintiff has failed to quantify its purported damages. Trial is schedule for August 13, 2002. Management of NAPICO believes that the claims are without merit and intend to contest the actions vigorously.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2001


4.       CONTINGENCIES (CONTINUED)

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

7.       FOURTH-QUARTER ADJUSTMENT

         The Partnership's policy is to record its equity in loss of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in loss of limited partnerships reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The estimated nine-month equity in loss is equal to the actual total of $21,093 for 2001 equity in loss.

                                                                        SCHEDULE

                        REAL ESTATE ASSOCIATES LIMITED II
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                    Year Ended December 31, 2001
                                           --------------------------------------------------------------------------------
                                                                                Cash
                                             Balance         Capital           Distri-          Equity           Balance
                                             January         Contri-           butions            In            December
Limited Partnerships                         1, 2001         butions           Received          Loss           31, 2001

----------------------------------------   ------------    -------------    --------------   -------------    -------------
Azalea Court Apartments                    $               $                $                $                $

Branford Elderly Housing

Cherrywood/Saturn Apartments

Clearfield Manor

Crystal Springs

Lakeside Apartments

Landmark Towers

Magnolia State Apts.

New Haven Plaza                                                  21,093                           (21,093)

Redfern Grove Apartments

Sugar River Mills

Valebrook

Westward Ho Apartments

Willow Wick Apartments                                                                                  -                -
                                           ------------    -------------    --------------   -------------    -------------

                                           $         -     $     21,093     $            -   $    (21,093)    $          -
                                           ============    =============    ==============   =============    =============


Note:  Fund has no existing partnership investment balance

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED II
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                    Year Ended December 31, 2000
                                           ---------------------------------------------------------------------------------
                                                                                 Cash
                                             Balance                            Distri-          Equity           Balance
                                             January          Capital           butions            in            December
Limited Partnerships                         1, 2000       Contributions        Received         Income          31, 2000
----------------------------------------   ------------    --------------    --------------   -------------    -------------
Azalea Court Apartments                    $               $                 $                $                $           -

Branford Elderly Housing

Cherrywood/Saturn Apartments

Clearfield Manor

Crystal Springs

Lakeside Apartments

Landmark Towers

Magnolia State Apts.

New Haven Plaza

Redfern Grove Apartments

Sugar River Mills

Valebrook

Westward Ho Apartments

Willow Wick Apartments
                                           ------------    --------------    --------------   -------------    -------------

                                           $               $                 $                $                $
                                           ============    ==============    ==============   =============    =============

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED II
                       INVESTMENTS IN LIMITED PARTNERSHIPS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                    Year Ended December 31, 1999
                                           ------------------------------------------------------------------------------
                                                                                Cash
                                             Balance                           Distri-          Equity          Balance
                                             January         Capital           butions            in           December
Limited Partnerships                         1, 1999      Contributions        Received         Income         31, 1999
----------------------------------------   -----------    --------------    --------------   ------------    ------------
Azalea Court Apartments                    $              $                 $                $               $          -

Branford Elderly Housing

Cherrywood/Saturn Apartments

Clearfield Manor

Crystal Springs

Lakeside Apartments

Landmark Towers

Magnolia State Apts.

New Haven Plaza

Redfern Grove Apartments

Sugar River Mills

Valebrook

Westward Ho Apartments

Willow Wick Apartments
                                           -----------    --------------    --------------   ------------    ------------

                                           $              $                 $                $               $
                                           ===========    ==============    ==============   ============    ==============

                                                                        SCHEDULE
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED II
               INVESTMENTS IN, EQUITY IN EARNINGS OF AND DIVIDENDS
                   RECEIVED FROM AFFILIATES AND OTHER PERSONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

                                                                    SCHEDULE III

                        REAL ESTATE ASSOCIATES LIMITED II
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL II HAS INVESTMENTS
                                DECEMBER 31, 2001


                                                                             Buildings,
                                                                            Furnishings
                                                                          and Equipment -
                                                                          Initial Cost to
                                                                          Partnership and
                                      Number   Outstanding               Amount Carried at               Accumulated   Construction
     Partnership/Location            of Units  Mortage Loan     Land      Close of Period      Total     Depreciation     Period
Azalea Court Apts.                         48      $978,207     $62,500         $1,321,625   $1,384,125      $902,618   10/80-3/81
  Theodore, AL
Branford Elderly Hsng.                     38       819,232     138,000          1,598,978    1,736,978       741,764   6/80-4/81
  Branford, Connecticut
Cherrywood/Saturn Apartments               78     2,942,036     146,186          2,612,516    2,758,702     1,969,776   9/79-4/80
  Twin Falls/Idaho Falls, Idaho
Clearfield Manor                           40     1,076,764      50,000          1,271,490    1,321,490       918,111   10/80-10/81
  Clearfield, KY
Crystal Springs Apts.                      28       608,442      35,835            795,434      831,269       626,013   7/80-3/81
  Crystal Springs, MS
Lakeside Apartments                        48     1,530,000     115,366          1,582,705    1,698,071     1,540,647   10/80-6/81
  Mishawaka, IN
Landmark Towers                            40       738,623      38,700          1,644,148    1,682,848     1,436,238   4/79-10/80
  Nampa, Idaho
Magnolia State Apts.                       60     1,185,949      57,165          1,613,888    1,671,053     1,107,700   3/80-8/80
  Gulfport, MS
Redfern Grove Apts.                        72     1,292,875     245,502          2,773,202    3,018,704     2,123,557   7/80-7/81
  E. Providence, RI
Sugar River Mills                         162     6,847,872     301,007          9,374,895    9,675,902     5,939,742   2/81-4/82
  Claremon, NH
Valebrook Assoc.                          151     2,928,226      88,886          5,107,609    5,196,495     4,185,087   2/79-7/80
  Lawrence, Massachusetts
Westward Ho Apartments                    290    11,461,036   1,040,000         15,070,006   16,110,006    10,062,771   4/80-12/81
  Phoenix, Arizona
Willow Wick Apts.                          24       421,831      21,675            521,591      543,266       507,708   9/80-5/81
  Centre, AL
                                     --------  ------------  ----------  -----------------  -----------  ------------




TOTAL                                    1079   $32,831,093  $2,340,822        $45,288,087  $47,628,909   $32,061,732
                                     ========  ============  ==========  =================  ===========  ============

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                      HELD BY LOCAL LIMITED PARTNERSHIPS IN
                          WHICH REAL II HAS INVESTMENTS
                                DECEMBER 31, 2001


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

         3.       Investments in property and equipment:

                                                                  Buildings,
                                                                 Furnishings
                                                                     And
                                               Land               Equipment              Total
                                         -----------------    -----------------    -----------------
Balance at January 1, 1999               $       2,340,822    $      44,532,756    $      46,873,578

Net additions during 1999                                -              252,970              252,970
                                         -----------------    -----------------    -----------------

Balance, December 31, 1999                       2,340,822           44,785,726           47,126,548

Net additions during 2000                                -              370,112              370,112
                                         -----------------    -----------------    -----------------

Balance, December 31, 2000                       2,340,822           45,155,838           47,496,660

Net additions during 2001                                -              132,249              132,249
                                         -----------------    -----------------    -----------------

Balance, December 31, 2001               $       2,340,822    $      45,288,087    $      47,628,909
                                         =================    =================    =================

                                                                    SCHEDULE III
                                                                     (Continued)


                        REAL ESTATE ASSOCIATES LIMITED II
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                      HELD BY LOCAL LIMITED PARTNERSHIPS IN
                          WHICH REAL II HAS INVESTMENTS
                                DECEMBER 31, 2001


                                                                  Buildings,
                                                                  Furnishings
                                                                      And
                                                                   Equipment
                                                                ---------------
Accumulated Depreciation:
--------------------------------------
Balance at January 1, 1999                                      $    28,146,882

Net additions during 1999                                             1,317,651
                                                                ---------------

Balance at December 31, 1999                                         29,464,533

Net additions during 2000                                             1,296,123
                                                                ---------------

Balance at December 31, 2000                                         30,760,656

Net additions during 2001                                             1,301,076
                                                                ---------------

Balance at December 31, 2001                                    $    32,061,732
                                                                ===============

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL ESTATE ASSOCIATES LIMITED II (the "Partnership") has no directors or executive officers of its own. Partner.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the "Operating Partnership") a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. On March 11, 2002, NAPICO became a wholly owned subsidiary of Apartment Investment and Management Company. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 72, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 50, President, Chief Operating Officer and a director of
NAPICO.

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

ALAN I. CASDEN, 56, Chairman of the Board of Directors and Chief Executive Officer of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

BRIAN H. SHUMAN, 39, Senior Vice President and Chief Financial Officer.

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

PATRICIA W. TOY, 72, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

JEFFREY H. SUSSMAN, 35, Senior Vice President, General Counsel and Secretary.

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

(b)      At December 31, 2001, security ownership of management is as listed:

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


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the remaining limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $175,792 for the years ended December 31, 2001, 2000 and 1999.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $19,368, $14,962 and $23,340 in 2001, 2000 and 1999, respectively, and is included in operating expenses.

On December 30, 1998, the Partnership sold its limited partnership interests in 7 local limited partnerships to the Operating Partnership. The sale resulted in net cash proceeds to the Partnership of $5,250,000 and a net gain of $4,002,592. The cash proceeds were held in escrow at December 31, 1998 and were collected subsequent to year-end. In March 1999, the Partnership made cash distributions of $4,950,000 to the limited partners and $50,000 to the general partners, using proceeds from the sale of the partnership interests.

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


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

FINANCIAL STATEMENTS

Reports of Independent Public Accountants.

Balance Sheets as of December 31, 2001 and 2000.

Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 2001, 2000 and 1999.

Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED II AND TO THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED II HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships, December 31, 2001, 2000 and
1999.

Schedule III - Real Estate and Accumulated Depreciation, December 31, 2001, 2000 and 1999.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 2001.

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


REAL ESTATE ASSOCIATES LIMITED II

By:   NATIONAL PARTNERSHIP INVESTMENTS CORP.
      General Partner


/s/
---------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/
---------------------------------------
Bruce E. Nelson
Director and President


/s/
---------------------------------------
Alan I. Casden
Director


/s/
---------------------------------------
Brian H. Shuman
Chief Financial Officer