Form 10QSB
period 2002-06-30
REAL ESTATE ASSOCIATES LTD II
filed 2002-08-19
CIK 314237

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to __________

                         Commission file number 0-09782


                        REAL ESTATE ASSOCIATES LIMITED II
                       (A California Limited Partnership)


          California                                             95-3547609
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization                               Identification No.)

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                      (Address of principal executive offices)

                                 (864) 239-1000
                           (Issuer's telephone number)


                         9090 Wilshire Blvd., Suite 201,
                          Beverly Hills, California 90211
                  (Address of former principal executive offices)

                        REAL ESTATE ASSOCIATES LIMITED II
                         (a California limited partnership)

                              INDEX TO FORM 10-QSB

                        FOR THE QUARTER ENDED JUNE 30, 2002




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Balance Sheet June 30, 2002                                  1

                  Statements of Operations,
                    Three and Six Months Ended June 30, 2002 and 2001          2

                  Statement of Partners' Equity (Deficiency),
                    Six Months Ended June 30, 2002                             3

                  Statements of Cash Flows,
                    Six Months Ended June 30, 2002 and 2001                    4

                  Notes to Financial Statements                                5

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION         10


PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           12

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            12

      SIGNATURES                                                              13

      EXHIBIT                                                                 14

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                        REAL ESTATE ASSOCIATES LIMITED II
                         (a California limited partnership)

                                  BALANCE SHEET

                                  JUNE 30, 2002
                                   (Unaudited)



                      ASSETS

Investments in limited partnerships (Note 2)                               $ --
Cash and cash equivalents                                                   98,440

Total assets                                                             $ 98,440

       LIABILITIES AND PARTNERS' DEFICIENCY

Liabilities:
   Accrued fees due to partners (Note 3)                                 $ 187,890
   Accounts payable and accrued expenses                                    75,770
                                                                           263,660
Contingencies (Note 4)

Partners' equity (deficiency)
   General partners                                    $(219,748)
   Limited partners                                       54,528          (165,220)

Total liabilities and partners' deficiency                               $ 98,440

     The accompanying notes are an integral part of these financial statements.



                        REAL ESTATE ASSOCIATES LIMITED II
                         (a California limited partnership)

                            STATEMENTS OF OPERATIONS

             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)



                                              Three Months Ended            Six Months Ended
                                                   June 30,                     June 30,
                                              2002          2001           2002          2001

interest income                               $ 228       $ 17,847        $ 529        $ 21,796

operating Expenses:
  Management fees - partners (Note 3)          43,946        43,946        87,894         87,894
  General and administrative (Note 3)           6,040        35,626        18,705         44,233
  Legal and accounting                         23,778        35,557        88,828         48,455
        Total operating expenses               73,764       115,129       195,427        180,582

Loss from Partnership operations              (73,536)      (97,282)     (194,898)      (158,786)
Distributions from limited partnerships
  recognized as income (Note 2)                22,323        22,393        35,947         27,459
Equity in loss of limited partnerships
  and amortization of acquisition costs
  (Note 2)                                         --       (20,343)           --        (20,343)

Net loss                                    $ (51,213)    $ (95,232)    $(158,951)     $(151,670)

Net loss allocated to general
    partner (1%)                             $ (512)       $ (952)       $ (1,590)     $ (1,517)
Net loss allocated to limited
    partner (99%)                             (50,701)      (94,280)     (157,361)      (150,153)
                                            $ (51,213)    $ (95,232)    $(158,951)     $(151,670)
Net loss per limited partnership
  interest (Note 1)                           $ (5)         $ (9)         $ (15)         $ (14)

     The accompanying notes are an integral part of these financial statements.


                        REAL ESTATE ASSOCIATES LIMITED II
                         (a California limited partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                       FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)




                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                      10,693

Partners' equity (deficiency),
  January 1, 2002                      $(218,158)       $ 211,889         $ (6,269)

Net loss for the six months
  ended June 30, 2002                     (1,590)        (157,361)        (158,951)

Partners' equity (deficiency),
  June 30, 2002                        $(219,748)        $ 54,528        $(165,220)


     The accompanying notes are an integral part of these financial statements.


                        REAL ESTATE ASSOCIATES LIMITED II
                         (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                  FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)


                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(158,951)      $(151,670)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Equity in loss of limited partnerships and amortization
    of acquisition costs                                                  --          20,343
     Increase in:
      Accounts payable and accrued expenses                           29,366           6,624
      Accrued fees due to partners                                    88,144          49,998
         Net cash used in operating activities                       (41,441)        (74,705)


CASH FLOWS USED IN INVESTING ACTIVITIES
   Capital contributions                                                  --         (20,343)

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (41,441)        (95,048)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       139,881         343,527

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 98,440       $ 248,479

     The accompanying notes are an integral part of these financial statements.


                        REAL ESTATE ASSOCIATES LIMITED II
                         (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2001 prepared by Real Estate Associates Limited II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and the results of operations and changes in cash flows for the three and six months then ended.

The general partners have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partner of the Partnership is National Partnership Investments Corp. (the "Managing General Partner" or "NAPICO"). Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

On December 3, 2001, Casden Properties Inc. entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the stock of NAPICO.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market mutual funds. The Partnership has its cash and cash equivalents on deposit with one money market fund which is uninsured.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of June 30, 2002, the Partnership holds limited partnership interests in fourteen limited partnerships. As of June 30, 2002, all of the limited partnerships, except for one, own residential low income rental projects consisting of 1,079 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies. The remaining partnership owns a limited partnership interest in another partnership.

The Partnership, as a limited partner, is entitled to between 94 percent and 99 percent of the profits and losses of the limited partnerships that own rental projects.

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

The Partnership has no equity investment in limited partnerships as of June 30, 2002.

The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2002 and 2001 for the limited partnerships in which the Partnership has invested:


                               Three Months Ended              Six Months Ended
                                    June 30,                       June 30,
                              2002           2001             2002            2001
Revenues
  Rental and other        $ 2,482,000     $ 2,470,000     $ 4,948,000     $ 4,940,000

Expenses
  Depreciation                346,000         347,000         692,000         694,000
  Interest                    680,000         693,000       1,360,000       1,386,000
  Operating                 1,337,000       1,313,000       2,674,000       2,626,000

                            2,363,000       2,353,000       4,726,000       4,706,000

Net income                 $ 119,000       $ 117,000       $ 222,000       $ 234,000

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration ("FHA") of HUD unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payments by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For both the six months ended June 30, 2002 and 2001, the fee was $87,894.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $9,684 for both the six months ended June 30, 2002 and 2001, and is included in general and administrative expenses.

As of June 30, 2002, the fees and expenses due the managing general partner exceeded the Partnership's cash. The Managing General Partner, during the forthcoming year, is not expected to demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

NOTE 4 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities.
The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a recission of the transfer of partnership interests and an accounting. Trial is scheduled for October 1, 2002. The Managing General Partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are vigorously contesting the actions.

Secondly, a plaintiff, who is a limited partner in the Partnership, claims that NAPICO and other defendants (1) have refused to provide the plaintiff with access to the books and records of the Partnership, and (2) have breached their fiduciary duties and the partnership agreement by failing to act in the best interest of the Partnership. The defendants have, however, provided their books and records to plaintiff pursuant to a protective order. This case was dismissed during the second quarter of 2002.

The Managing General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Managing General Partner, the claims will not result in any material liability to the Partnership.

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of assets and liabilities reported on the balance sheet that require such disclosure approximates fair value due to their short-term maturity.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

Partnership revenues consist primarily of interest income earned on the investment of funds not required for investment in local partnerships.

An annual management fee is payable to the Managing General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's invested assets. The management fee is paid to the Managing General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $87,894 for both the six months ended June 30, 2002 and 2001.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were $88,828 and $48,455 for the six months ended June 30, 2002 and 2001, respectively. General and administrative expenses were $18,705 and $44,233 for the periods ended June 30, 2002 and 2001, respectively.

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

Except for money market funds the Partnership's investments are entirely interests in other limited partnerships owning government assisted projects. Available cash is invested in these money market funds earning interest income as reflected in the statements of operations. These investments can be converted to cash to meet obligations as they arise.

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration ("FHA") of HUD unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payments by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a recission of the transfer of partnership interests and an accounting. Trial is scheduled for October 1, 2002. The Managing General Partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are vigorously contesting the actions.

Secondly, a plaintiff, who is a limited partner in the Partnership, claims that NAPICO and other defendants (1) have refused to provide the plaintiff with access to the books and records of the Partnership, and (2) have breached their fiduciary duties and the partnership agreement by failing to act in the best interest of the Partnership. The defendants have, however, provided their books and records to plaintiff pursuant to a protective order. This case was dismissed during the second quarter of 2002.

The Managing General Partner is involved in various lawsuits. None of these lawsuits are related to the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

         Exhibit 3      Restated   Certificate   and   Agreement  of  Limited
                        Partnership dated December 3, 1979 filed with the Securities and Exchange Commission Form S-11 No. 266171, which is hereby incorporated by reference.

        Exhibit 99 Certicication of Chief Executive Officer and Chief Financial Officer.

(b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

         None.

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


                                    REAL ESTATE ASSOCIATES LIMITED II
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          General Partner


                                    By:   /s/Charles H. Boxenbaum
                                          Charles H. Boxenbaum
                                          Chairman of the Board of Directors
                                          and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Chief Financial Officer


                                    Date: August 19, 2002
Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited II (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Charles H. Boxenbaum, as the equivalent of the Chief Executive Officer of the Partnership, and Brian H. Shuman, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/    Charles H. Boxenbaum
                                    Name:  Charles H. Boxenbaum
                                    Date:  August 19, 2002


                                    /s/    Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 19, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.