Form 10QSB
period 2002-09-30
REAL ESTATE ASSOCIATES LTD II
filed 2002-11-19
CIK 314237

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X*] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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

* While this Form 10-QSB has been filed on the specified due date, it does not contain the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended. The Securities and Exchange Commission thus will not consider this Form 10-QSB to be timely filed.

                                Explanatory Note

The Partnership is in the process of verifying that the equity method of accounting has been properly applied for its investments in limited partnerships. Once the Partnership has completed its review, Ernst & Young LLP will complete its review of the interim financial statements for the period ended September 30, 2002. As a result, this quarterly report includes financial statements that have not been reviewed by an independent accountant as required by Rule 10-01(d) of Regulation S-X. Once the Partnership and Ernst & Young LLP have completed their review related to this issue, the Partnership expects that Ernst & Young LLP will complete the quarterly review required by Rule 10-01(d) of Regulation S-X.

As a result of the fact that Ernst & Young LLP has not completed its review of the interim financial statements as of and for the three months ended September 30, 2002, this Form 10-QSB is not accompanied by the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended. The Partnership expects that these certifications will be filed by amendment to this Form 10-QSB upon completion of Ernst & Young LLP's review.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Balance Sheet September 30, 2002                             1

                  Statements of Operations,
                    Three and Nine Months Ended September 30, 2002 and 2001    2

                  Statement of Partners' Equity (Deficiency),
                    Nine Months Ended September 30, 2002                       3

                  Statements of Cash Flows,
                    Nine Months Ended September 30, 2002 and 2001              4

                  Notes to Financial Statements                                5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   10

      ITEM 3.     CONTROLS AND PROCEDURES                                     12

PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           13

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            13

      SIGNATURES                                                              14

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)



                      ASSETS

Investments in limited partnerships (Note 2)                               $ --
Cash and cash equivalents                                                   51,183

Total assets                                                             $ 51,183

       LIABILITIES AND PARTNERS' DEFICIENCY

Liabilities:
   Accrued fees due to partners (Note 3)                                 $ 233,556
   Accounts payable and accrued expenses                                    32,980
                                                                           266,536
Contingencies (Note 4)

Partners' equity (deficiency)
   General partners                                    $(220,249)
   Limited partners                                        4,896          (215,353)

Total liabilities and partners' deficiency                               $ 51,183

         The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2002          2001           2002          2001

interest income                               $ 246        $ 1,753        $ 775        $ 23,549

operating Expenses:
  Management fees - partners (Note 3)          43,947        43,947       131,841        131,841
  General and administrative (Note 3)           5,044        25,145        23,749         69,378
  Legal and accounting                          1,388        17,147        90,216         65,602
        Total operating expenses               50,379        86,239       245,806        266,821

Loss from Partnership operations              (50,133)      (84,486)     (245,031)      (243,272)
Distributions from limited partnerships
  recognized as income (Note 2)                    --        26,917        35,947         54,376
Equity in loss of limited partnerships
  and amortization of acquisition costs
  (Note 2)                                         --          (750)           --        (21,093)

Net loss                                    $ (50,133)    $ (58,319)    $(209,084)     $(209,989)

Net loss allocated to general
    partners (1%)                            $ (501)       $ (583)       $ (2,091)     $ (2,100)
Net loss allocated to limited
    partners (99%)                            (49,632)      (57,736)     (206,993)      (207,889)

                                            $ (50,133)    $ (58,319)    $(209,084)     $(209,989)
Net loss per limited partnership
  interest (Note 1)                           $ (5)         $ (5)         $ (19)         $ (19)

         The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)




                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                      10,693

Partners' equity (deficiency),
  January 1, 2002                      $(218,158)       $ 211,889         $ (6,269)

Net loss for the nine months
  ended September 30, 2002                (2,091)        (206,993)        (209,084)

Partners' equity (deficiency),
  September 30, 2002                   $(220,249)        $ 4,896         $(215,353)

         The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                                                      2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(209,084)      $(209,989)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Equity in loss of limited partnerships and amortization
    of acquisition costs                                                  --          21,093
     (Decrease) increase in:
      Accounts payable and accrued expenses                          (13,424)          4,986
      Accrued fees due to partners                                   133,810          74,997
         Net cash used in operating activities                       (88,698)       (108,913)


CASH FLOWS USED IN INVESTING ACTIVITIES
   Capital contributions                                                  --         (21,093)

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (88,698)       (130,006)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       139,881         343,527

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 51,183       $ 213,521

         The accompanying notes are an integral part of these financial statements.

                         REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and the results of operations and changes in cash flows for the three and nine months then ended.

The general partners have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corp. (the "Managing General Partner" or "NAPICO") and National Partnership Investment Associates.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of September 30, 2002, the Partnership holds limited partnership interests in fourteen limited partnerships ("Local Limited Partnerships"). As of September 30, 2002, all of the Local Limited Partnerships, except for one, own residential low income rental projects consisting of 1,079 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies. The remaining partnership owns a limited partnership interest in another partnership.

The Partnership, as a limited partner, is entitled to between 94 percent and 99 percent of the profits and losses of the Local Limited Partnerships that own rental projects.

Equity in losses of Local Limited Partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

Distributions from the Local Limited Partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

The Partnership has no equity investment in Local Limited Partnerships as of September 30, 2002.

The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2002 and 2001 for the Local Limited Partnerships in which the Partnership has invested:


                               Three Months Ended              Nine Months Ended
                                 September 30,                   September 30,
                              2002           2001             2002            2001
Revenues
  Rental and other        $ 2,473,000     $ 2,470,000     $ 7,421,000     $ 7,410,000

Expenses
  Depreciation                347,000         347,000       1,039,000       1,041,000
  Interest                    681,000         693,000       2,041,000       2,079,000
  Operating                 1,337,000       1,313,000       4,011,000       3,939,000

                            2,365,000       2,353,000       7,091,000       7,059,000

Net income                 $ 108,000       $ 117,000       $ 330,000       $ 351,000

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

NOTE 3 - MANAGEMENT FEE AND EXPENSES DUE TO GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For both the nine month periods ended September 30, 2002 and 2001, the fee was $131,841.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $14,631 and $14,649 for the nine month periods ended September 30, 2002 and 2001, respectively, and is included in general and administrative expenses.

As of September 30, 2002, the fees and expenses due the managing general partner exceeded the Partnership's cash. The Corporate General Partner, during the forthcoming year, is not expected to demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

NOTE 4 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a recission of the transfer of partnership interests and an accounting. The trial on these claims is in progress. As of November 15, 2002, the jury returned a special verdict against NAPICO and certain other defendants for violations of securities laws and breaches of fiduciary duty. However, no verdicts have been returned against any of the NAPICO managed partnerships and no judgments have been entered in the case.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the
Partnership's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Partnership's financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

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

An annual management fee is payable to the Managing General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's invested assets. The management fee is paid to the Managing General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $131,841 for both the nine month periods ended September 30, 2002 and 2001.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were $90,216 and $65,602 for the nine months ended September 30, 2002 and 2001, respectively. General and administrative expenses were $23,749 and $69,378 for the nine month periods ended September 30, 2002 and 2001, respectively.

The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Losses incurred after the limited partnership investment account is reduced to zero are not recognized in accordance with the equity accounting method.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income. During the nine months ended September 30, 2002 and 2001, the Partnership recognized $35,947 and $54,376, respectively, in distributions received as income from four Local Limited Partnerships.

Except for money market funds, the Partnership's investments are entirely interests in other limited partnerships owning government assisted projects. Available cash is invested in these money market funds earning interest income as reflected in the statements of operations. These investments can be converted to cash to meet obligations as they arise.

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

AIMCO and its affiliates as of September 30, 2002 do not own any limited partnership interests (the "Units") in the Partnership. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. In this regard, on September 16, 2002, an affiliate of AIMCO commenced a tender offer to purchase any and all of the Partnership interests for a purchase price of $117.00 per Unit in cash. The offer expired on November 11, 2002, at which time an affiliate of AIMCO had acquired a total of 489 Units (or 978 limited partnership interests), representing approximately 9.14% of the outstanding Units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate, except that, as indicated in the Explanatory Note introducing this quarterly report, the Partnership is in the process of verifying that the equity method of accounting has been properly applied to its investments in limited partnerships. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. However, depending on the outcome of the review currently being undertaken by the Partnership as to the propriety of the application of the equity method of accounting with respect to the Partnership's investments in limited partnerships, changes to the Partnership's internal controls may be warranted.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a recission of the transfer of partnership interests and an accounting. The trial on these claims is in progress. As of November 15, 2002, the jury returned a special verdict against NAPICO and certain other defendants for violations of securities laws and breaches of fiduciary duty. However, no verdicts have been returned against any of the NAPICO managed partnerships and no judgments have been entered in the case.

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            Exhibit 3, Restated Certificate and Agreement of Limited Partnership dated December 3, 1979 filed with the Securities and Exchange Commission Form S-11 No. 266171, which is hereby incorporated by reference.

      (b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

            Current Report on Form 8-K dated August 29, 2002 and filed on September 6, 2002, disclosing the dismissal of Deloitte & Touche LLP as the Partnership's certifying auditor and the appointment of Ernst & Young LLP, as the certifying auditor for the year ending December 31, 2002.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    REAL ESTATE ASSOCIATES LIMITED II
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          Corporate General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer


                             Date: November 19, 2002