Form 10QSB
period 2003-03-31
REAL ESTATE ASSOCIATES LTD II
filed 2003-05-15
CIK 314237

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the transition period from __________ to __________

                         Commission file number 0-09782


                        REAL ESTATE ASSOCIATES LIMITED II
             (Exact Name of Registrant as Specified in Its Charter)


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

                                  BALANCE SHEET
                                 (in thousands)
                                   (Unaudited)

                                 March 31, 2003


                      ASSETS

Investments in Local Limited Partnerships
   (Note 2)                                                                $ --
Cash and cash equivalents                                                    44

Total assets                                                               $ 44

        LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accrued fees due to affiliates (Note 3)                                $ 328
   Accounts payable and accrued expenses                                     36
                                                                            364
Contingencies (Note 4)

Partners' deficit
   General partners                                     $ (221)
   Limited partners                                         (99)           (320)

Total liabilities and partners' deficit                                    $ 44


                   See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

                      (in thousands, except per unit data)
                                   (Unaudited)



                                                          Three Months Ended
                                                              March 31,
                                                        2003              2002
  Revenues:
    Interest income                                     $ --              $ --

  Operating Expenses:
    Legal and accounting                                    43               65
    Management fee - general partners (Note 3)              44               44
    Administrative (Note 3)                                  6               13
          Total operating expenses                          93              122

  Loss from partnership operations                         (93)            (122)
  Distributions in excess of investment in
    Local Limited Partnerships (Note 2)                     54               14

  Net loss                                              $ (39)           $ (108)

  Net loss allocated to general partners (1%)           $ --              $ (1)

  Net loss allocated to limited partners (99%)             (39)            (107)

                                                        $ (39)           $ (108)
  Net loss per limited partnership interest
    (Note 1)                                           $ (3.66)         $(10.01)

                   See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                         STATEMENT OF PARTNERS' DEFICIT

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                        (in thousands, except unit data)
                                   (Unaudited)


                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                     10,656

Partners' deficit,
  December 31, 2002                     $ (221)           $ (60)           $ (281)

Net loss for the three months
  ended March 31, 2003                       --              (39)             (39)

Partners' deficit,
  March 31, 2003                        $ (221)           $ (99)           $ (320)


                   See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                                 (in thousands)
                                   (Unaudited)


                                                                       Three Months Ended
                                                                           March 31,
                                                                      2003            2002
Cash flows from operating activities:
  Net loss                                                           $ (39)          $ (108)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Increase in:
      Accounts payable and accrued expenses                              23              39
      Accrued fees due to affiliates                                     49              44
         Net cash provided by (used in) operating activities             33             (25)


Net increase (decrease) in cash and cash equivalents                     33             (25)
Cash and cash equivalents, beginning of period                           11             140

Cash and cash equivalents, end of period                              $ 44           $ 115


                   See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED II
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003


Note 1 - Organization And Summary Of Significant Accounting Policies

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2002 prepared by Real Estate Associates Limited II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and the results of operations and changes in cash flows for the three months then ended.

The general partners share a one percent interest in profits and losses of the Partnership. The limited partners share the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corp. (the "Corporate General Partner" or "NAPICO") and National Partnership Investment Associates.

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

Method of Accounting for Investment in Limited Partnerships

The investment in limited partnerships are accounted for on the equity method. Acquisition fees, selection fees and other costs related to the acquisition of the projects were capitalized as part of the investment account and are being amortized on a straight-line basis over the estimated lives of the underlying assets, which is generally 30 years.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 10,656 for the three months ended March 31, 2003 and 10,693 for the three months ended March 31, 2002.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

Note 2 - Investments In Limited Partnerships

As of March 31, 2003, the Partnership holds limited partnership interests in thirteen limited partnerships ("Local Limited Partnerships"). As of March 31, 2003, all of the Local Limited Partnerships own residential low income rental projects consisting of 1,078 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of March 31, 2003.

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2003 and 2002 for the Local Limited Partnerships in which the Partnership has invested:

                                              Three Months Ended
                                                  March 31,
                                             2003             2002
                                                (in thousands)
            Revenues
              Rental and other             $ 2,486           $ 2,466

            Expenses
              Depreciation                     383               346
              Interest                         660               680
              Operating                      1,343             1,337

                                             2,386             2,363

            Net income                      $ 100             $ 103

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

Note 3 - Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For both of the three month periods ended March 31, 2003 and 2002, the fee was approximately $44,000.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $5,000 for both of the three month periods ended March 31, 2003 and 2002, and is included in administrative expenses.

As of March 31, 2003, the fees and expenses due the Corporate General Partner exceeded the Partnership's cash. The Corporate General Partner, during the forthcoming year, will not demand payment of amounts due in excess of such cash or such that the Partnership would not have sufficient operating cash; however, the Partnership will remain liable for all such amounts.

Note 4 - Contingencies

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 29, 2003, the Court entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million. NAPICO has appealed the judgment. Since the amount of the judgment substantially exceeds NAPICO's net worth, NAPICO cannot post a bond for the full amount of the judgment in order to stay execution of the judgment during the appeal process. NAPICO has asserted its right to indemnification from the prior shareholders of Casden Properties Inc. pursuant to documents, including the Master Indemnification Agreement dated as of December 3, 2001, related to the NAPICO acquisition, which was completed in March 2002. On May 13, 2003, NAPICO commenced an action in New York against the former shareholders of Casden Properties Inc. for damages relating to the litigation. In connection with the judgment, the plaintiffs issued a press release indicating their intention to file a motion to seek to have a court-appointed receiver take possession of all of NAPICO's assets, liquidate or operate NAPICO's assets, recover assets that allegedly may have been conveyed by NAPICO for improper or inadequate consideration prior to the receivership, and enforce NAPICO's rights under the Master Indemnification Agreement. NAPICO will vigorously oppose the motion. The Corporate General Partner cannot predict the outcome of these matters, what other actions that may be pursued by the plaintiffs to satisfy the judgment, or the impact, if any, on the Partnership.

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

Capital Resources and Liquidity

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. No distributions were made during the three months ended March 31, 2003 and 2002.

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

As of March 31, 2003 and 2002, the Partnership had cash and cash equivalents of approximately $44,000 and $115,000, respectively. Substantially all of these amounts are on deposit with a high credit quality financial institution, earning interest. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At March 31, 2003, the Partnership has investments in thirteen Local Limited Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses and distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the three months ended March 31, 2003 and 2002, as the Partnership's investment in all Local Limited Partnership's had been reduced to zero prior to January 1, 2002.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnerships has been reduced to zero were approximately $54,000 and $14,000 for the three months ended March 31, 2003 and 2002, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $43,000 and $65,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in legal and accounting fees is due primarily to a decrease in the cost incurred for special tax and accounting analysis related to the Partnership's investments in Local Limited Partnerships.

Administrative  expenses  were  approximately  $6,000 and  $13,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in administrative expenses is attributable to a decrease in the costs associated with the preparation and filing of the Partnership's quarterly financial statements. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $5,000 for both of the three month periods ended March 31, 2003 and 2002.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $44,000 for both of the three month periods ended March 31, 2003 and 2002.

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

Other

AIMCO and its affiliates owned 487 limited partnership units (the "Units") or 974 limited partnership interests in the Partnership representing 9.14% of the outstanding Units at March 31, 2003. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its critical accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 29, 2003, the Court entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million. NAPICO has appealed the judgment. Since the amount of the judgment substantially exceeds NAPICO's net worth, NAPICO cannot post a bond for the full amount of the judgment in order to stay execution of the judgment during the appeal process. NAPICO has asserted its right to indemnification from the prior shareholders of Casden Properties Inc. pursuant to documents, including the Master Indemnification Agreement dated as of December 3, 2001, related to the NAPICO acquisition, which was completed in March 2002. On May 13, 2003, NAPICO commenced an action in New York against the former shareholders of Casden Properties Inc. for damages relating to the litigation. In connection with the judgment, the plaintiffs issued a press release indicating their intention to file a motion to seek to have a court-appointed receiver take possession of all of NAPICO's assets, liquidate or operate NAPICO's assets, recover assets that allegedly may have been conveyed by NAPICO for improper or inadequate consideration prior to the receivership, and enforce NAPICO's rights under the Master Indemnification Agreement. NAPICO will vigorously oppose the motion. The Corporate General Partner cannot predict the outcome of these matters, what other actions that may be pursued by the plaintiffs to satisfy the judgment, or the impact, if any, on the Partnership.

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

            Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K filed during the quarter ended March 31, 2003:

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



                                    REAL ESTATE ASSOCIATES LIMITED II
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          Corporate General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer


                                    Date: May 15, 2003

                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited II;


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


Date:  May 15, 2003

                                    /s/David R. Robertson
                                    David R. Robertson
                                    President and Chief Executive Officer of
                                    National Partnership Investments Corp.,
                                    equivalent of the chief executive officer of
                                    the Partnership

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited II;


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


Date:  May 15, 2003

                                    /s/Brian H. Shuman
                                    Brian H. Shuman
                                    Senior Vice President and Chief Financial
                                    Officer of National Partnership Investments
                                    Corp., equivalent of the chief financial
                                    officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited II (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 15, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.