Form 10QSB
period 2003-09-30
REAL ESTATE ASSOCIATES LTD II
filed 2003-11-13
CIK 314237

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                        REAL ESTATE ASSOCIATES LIMITED II
                                  BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                               September 30, 2003


                        ASSETS

Investments in Local Limited Partnerships (Note 2)                          $ --
Cash and cash equivalents                                                    579
                                                                           $ 579

    LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
   Accounts payable and accrued expenses                                    $ 34

Contingencies (Note 4)

Partners' (deficiency) capital
   General partners                                         $ (208)
   Limited partners                                            753           545
                                                                           $ 579

                   See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED II
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per interest data)


                                               Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
                                               2003          2002          2003          2002

INTEREST INCOME                                 $ 2          $ --           $ 2           $ 1

OPERATING EXPENSES:
  Management fees - partners (Note 3)              44            44           132           132
  Administrative (Note 3)                           7             5            24            24
  Legal and accounting                             15             1            92            90
        Total operating expenses                   66            50           248           246

Loss from Partnership operations                  (64)          (50)         (246)         (245)
Distributions in excess of investment
  in Local Limited Partnerships (Note 2)            9            --            68            36
Gain on sale of investment in Local
  Limited Partnership (Note 2)                     67            --         1,504            --

Net income (loss)                              $ 12          $ (50)       $ 1,326       $ (209)

Net income (loss) allocated to general
  partners (1%)                                $ --          $ --          $ 13          $ (2)
Net income (loss) allocated to limited
  partners (99%)                                   12           (50)        1,313          (207)

                                               $ 12          $ (50)       $ 1,326       $ (209)
Net income (loss) per limited
  partnership interest (Note 1)               $ 1.13        $ (4.68)      $123.22       $(19.36)

                   See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED II
                   STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                      (in thousands, except interest data)


                                         General         Limited
                                        Partners         Partners          Total

Partnership interests                                     10,656

Partners' deficiency,
  December 31, 2002                      $ (221)          $ (60)           $ (281)

Distributions for the nine months
  ended September 30, 2003                    --            (500)            (500)

Net income for the nine months
  ended September 30, 2003                    13           1,313            1,326

Partners' (deficiency) capital,
  September 30, 2003                     $ (208)          $ 753            $ 545
                                                           (A)

(A)  Consists of 10,656 partnership interests at September 30, 2003 and December
     31, 2002.

                   See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                       Nine Months Ended
                                                                         September 30,
                                                                      2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $ 1,326          $ (209)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Gain on sale of investment in Local Limited Partnership         (1,504)             --
     Increase (decrease) in accounts payable and accrued
       expenses                                                          21             (14)
     (Decrease) increase in accrued fees due to affiliates             (279)            134
         Net cash used in operating activities                         (436)            (89)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Proceeds from sale of investment in Local Limited
   Partnership                                                        1,504              --

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Distribution to partners                                             (500)             --

Net increase (decrease) in cash and cash equivalents                    568             (89)
Cash and cash equivalents, beginning of period                           11             140

Cash and cash equivalents, end of period                             $ 579            $ 51


                   See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Organization And Summary Of Significant Accounting Policies

Organization

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2002 prepared by Real Estate Associates Limited II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and the results of operations and changes in cash flows for the nine months then ended.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

Note 2 - Investments In Limited Partnerships

As of September 30, 2003, the Partnership holds limited partnership interests in twelve limited partnerships ("Local Limited Partnerships"). As of September 30, 2003, all of the Local Limited Partnerships own residential low income rental projects consisting of 788 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies. On April 29, 2003, Westward Ho Associates sold its investment property, consisting of 290 units, to an affiliate of its third party general partner for approximately $12,362,000. During the nine months ended September 30, 2003, the Partnership received proceeds of approximately $1,504,000 for its 94% interest in Westward Ho Associates after the repayment of the mortgage encumbering the investment property and the payment of other liabilities. The Partnership used approximately $429,000 of the proceeds to pay current and accrued management fees and expense reimbursements owed to the Corporate General Partner (see "Note 3 - Transactions with Affiliated Parties"). In addition, during the third quarter of 2003 the Partnership distributed $500,000 to the limited partners of the Partnership.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD") and/or are restricted by the terms of the mortgages encumbering the Projects. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of September 30, 2003.

The following are unaudited combined estimated statements of operations for the nine months ended September 30, 2003 and 2002 for the Local Limited Partnerships in which the Partnership has invested (2002 amounts have been restated to exclude the operations for Westward Ho Associates, which sold its investment property on April 29, 2003)(in thousands):

                                  Three Months Ended           Nine Months Ended
                                     September 30,               September 30,
                                  2003          2002           2003          2002
                                             (Restated)                   (Restated)
Revenues
  Rental and other              $ 1,681       $ 1,793        $ 5,129        $ 5,378

Expenses
  Depreciation                      257           211            771            633
  Interest                          437           461          1,311          1,383
  Operating                         821           929          2,930          2,787
                                  1,515         1,601          5,012          4,803

Net income from continuing
  operations                     $ 166         $ 192          $ 117          $ 575

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

Note 3 - Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For both of the nine month periods ended September 30, 2003 and 2002, the fee was approximately $132,000.

The Partnership reimburses NAPICO for certain expenses. The reimbursement charged by NAPICO was approximately $15,000 for both of the nine month periods ended September 30, 2003 and 2002, and is included in administrative expenses.

During the nine months ended September 30, 2003 the Partnership paid approximately $429,000 of accrued fees and expenses owed to the Corporate General Partner. The payments were made with proceeds from the sale of Westward Ho Apartments. Approximately $408,000 of the fees and expenses paid were for accrued management fees and approximately $21,000 were for accrued administrative reimbursements. There were no fees and expenses owed to the Corporate General Partner at September 30, 2003. No such fees were paid during the nine months ended September 30, 2002.

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

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be paid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

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

On September 24, 2003, Battle Fowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement have opposed this request to intervene. A hearing regarding the request occurred November 10, 2003; however, the court has not yet ruled on the matter.

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

     3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and The Casden Company and Alan I. Casden deposited in escrow the 531,915 shares in accordance with the Settlement Agreement.

     4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to pay an aggregate of $7 million of the obligation each year. The obligation to pay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan
          I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment, except payments with respect to Recoveries must be made in cash.

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

Capital Resources and Liquidity

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership's sale of its interest in a Local Limited Partnership. As mentioned below, Westward Ho Associates sold its investment property during 2003. The Partnership distributed $500,000 to its limited partners during the third quarter of 2003 from the funds received from this sale. No distributions were made during the nine months ended September 30, 2002.

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

As of September 30, 2003 and 2002, the Partnership had cash and cash equivalents of approximately $579,000 and $51,000, respectively. Substantially all of these amounts are on deposit with a high credit quality financial institution, earning interest. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At September 30, 2003, the Partnership has investments in twelve Local Limited Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the nine months ended September 30, 2003 and 2002, as the Partnership's investment in all Local Limited Partnership's had been reduced to zero prior to January 1, 2002.

On April 29, 2003, Westward Ho Associates sold its investment property, consisting of 290 units, to an affiliate of its third party general partner for approximately $12,362,000. During the nine months ended September 30, 2003, the Partnership received proceeds of approximately $1,504,000 for its 94% interest in the Local Limited Partnership after the repayment of the mortgage encumbering the investment property and the payment of other liabilities. The Partnership used approximately $429,000 of the proceeds to pay accrued management fees and expense reimbursements owed to the Corporate General Partner.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnerships has been reduced to zero were approximately $68,000 and $36,000 for the nine months ended September 30, 2003 and 2002, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $92,000 and $90,000 for the nine months ended September 30, 2003 and 2002, respectively. Legal and accounting fees were approximately $15,000 and $1,000 for the three months ended September 30, 2003 and 2002, respectively. The increase for the three month period is due to an increase in the costs associated with the annual audit of the Partnership.

Administrative expenses were approximately $24,000 for both of the nine month periods ended September 30, 2003 and 2002. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $15,000 for both of the nine month periods ended September 30, 2003 and 2002. Administrative expenses were approximately $7,000 and $5,000 for the three months ended September 30, 2003 and 2002, respectively.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $132,000 for both of the nine month periods ended September 30, 2003 and 2002 and approximately $44,000 for both of the three month periods ended September 30, 2003 and 2002.

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

Other

AIMCO and its affiliates owned 570 limited partnership units (the "Units") or 1,140 limited partnership interests in the Partnership representing 10.70% of the outstanding Units at September 30, 2003. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD") and /or are restricted by the terms of the mortgages encumbering the Projects. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be paid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

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

On September 24, 2003, Battle Fowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement have opposed this request to intervene. A hearing regarding the request occurred November 10, 2003; however, the court has not yet ruled on the matter.

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

     3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and The Casden Company and Alan I. Casden deposited in escrow the 531,915 shares in accordance with the Settlement Agreement.

     4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to pay an aggregate of $7 million of the obligation each year. The obligation to pay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan
          I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment, except payments with respect to Recoveries must be made in cash.

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

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K filed during the quarter ended September 30, 2003:

            Current Report on Form 8-K dated August 11, 2003 and filed with the Securities and Exchange Commission on August 13, 2003 disclosing the stipulation of settlement of the litigation against NAPICO as the Corporate General Partner of the Partnership.

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


                                    Date: November 12, 2003

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

Date:  November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited II (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 12, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.