Form 10KSB
period 2003-12-31
REAL ESTATE ASSOCIATES LTD II
filed 2004-04-23
CIK 314237

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                    For the fiscal year ended December 31, 2003


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

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

REAL II holds limited partnership interests in twelve Local Limited Partnerships (the "Local Limited Partnerships") as of December 31, 2003, as a result of 1 Local Limited Partnership selling its investment property in April 2003 and after selling its interest in 7 Local Limited Partnerships, in December 1998. All of these Local Limited Partnerships, own low income housing projects which are subsidized and/or have mortgage notes payable to or insured by agencies of the federal or local government.

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

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2003.

                              REAL II      Original Cost
                             Percentage    Of Ownership      Mortgage
 Partnership                  Interest       Interest          Notes
                                          (in thousands)  (in thousands)

 Azalea Court                   95%           $ 165           $ 1,448
 Branford Elderly               99%              195              697
 Cherrywood/Saturn Apts.        98%              308            2,764
 Clearfield Manor               95%              173            1,053
 Crystal Springs                98%               95              602
 Lakeside Apts.                 99%              285            1,806
 Landmark Towers                99%              190              613
 Magnolia State                 98%              200            1,153
 Redfern Grove Apts.            99%              360              757
 Sugar River Mills              98%            1,800            6,882
 Valebrook                      98%              850            2,401
 Willow Wick Apts.              99%               80              420
                                              $4,701          $20,596

Although each Local Limited Partnership in which the Partnership has invested, owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Projects from market competition.

During 2002, all of the projects in which REAL II had invested were substantially rented. The following is a schedule of the status as of December 31, 2003, of the projects owned by the Local Limited Partnerships in which REAL II has invested as a limited partner.

              SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL II HAS AN INVESTMENT
                                DECEMBER 31, 2003


                                           Financed
                                            Insured       Units       Occupancy Percentage
                                              And      Authorized      For the Years Ended
   Property Name                  No. of  Subsidized   For Rental         December 31,
   and Location                    Units     Under     Assistance       2003         2002
   Azalea Court
     Theodore, AL                     48      (A)            47          98%         100%
   Branford Elderly
     Branford, CT                     38      (B)            38          99%         100%
   Cherrywood/Saturn Apts.
     Twin Falls/Idaho Falls, ID       78      (D)            78          97%          92%
   Clearfield Manor
     Clearfield, KY                   40      (A)            40          99%         100%
   Crystal Springs
     Crystal Springs, MS              28      (A)            28         100%         100%
   Lakeside Apts.
     Mishawaka, IN                    48      (B)            48          98%          98%
   Landmark Towers
     Nampa, ID                        40      (D)            40          99%         100%
   Magnolia State
     Gulfport, MS                     60      (A)            24          93%         96%
   Redfern Grove Apts.
     E. Providence, RI                72      (C)            72          99%         100%
   Sugar River Mills
     Claremont, NH                   162      (B)           162          97%          99%
   Valebrook
     Lawrence, MA                    151      (E)           100          99%          99%
   Westward Ho Apts.
     Phoenix, AZ                     290      (F)           290         (F)           94%
   Willow Wick Apts.
     Centre, AL                       24      (A)             5          47%          48%
   TOTALS                          1,079                    972

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

(E) The mortgage is regulated by the Massachusetts Housing and Finance Association.

(F)  Property was sold April 29, 2003.

ITEM 2.     Description of Properties

The Local Limited Partnerships in which REAL II holds interests own various multi-family rental properties. See "Item 1. Description of Business" for information pertaining to these properties.

ITEM 3.     Legal Proceedings

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interest in Real Estate Associates Limited III (an affiliated partnership in which National Partnership Investments Corp. ("NAPICO") is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action against the Partnership, NAPICO and certain other defendants. The claims included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties, Inc., organized by an affiliate of NAPICO. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action.

On April 29, 2003, the court entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On August 11, 2003, Apartment Investment and Management Company ("AIMCO") and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants.

In connection with the Stipulation of Settlement, on August 12, 2003, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties, Inc. The principal terms of the
Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties, Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates, (3) AIMCO or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulaton of Settlement in exchange for 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligation set forth in item (4) above in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

On December 30, 2003, the Stipulation of Settlement with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of litigation against the Registrant, National Partnership Investments Corp. ("NAPICO") and certain other defendants became effective in accordance with its terms. In addition, on December 30, 2003, the Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO and Apartment Investment and Management Company ("AIMCO") also closed in accordance with its terms.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

ITEM 4.     Submission Of Matters To A Vote of Security Holders

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2003.

                                     PART II

ITEM 5. Market For The Registrant's Partnership Interest And Related Partnership Matters

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2003 the Partnership had 5,326 Units or 10,652 interests outstanding held by 1,373 limited partners of record. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per interest data):

                                      Per Limited                        Per Limited
                     Year Ended       Partnership       Year Ended       Partnership
                  December 31, 2003     Interest     December 31, 2002     Interest

Sale proceeds           $ 500            $46.94            $ --              $ --

AIMCO and its affiliates owned 870 limited partnership units (the "Units") or 1,740 limited partnership interests in the Partnership representing 16.33% of the outstanding Units at December 31, 2003. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 6.     Management's Discussion And Analysis Or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership's sale of its interest in a Local Limited Partnership. As mentioned below, Westward Ho Associates sold its investment property during 2003. The Partnership distributed $500,000 to its limited partners during the year ended December 31, 2003 from the funds received from this sale. No distributions were made during the year ended December 31, 2002.

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

As of December 31, 2003 and 2002, the Partnership has cash and cash equivalents of approximately $503,000 and $11,000, respectively. Substantially all of these amounts are on deposit with a high credit quality financial institution, earning interest. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At December 31, 2003, the Partnership has investments in twelve Local Limited Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the years ended December, 2003 and 2002, as the Partnership's investment in all Local Limited Partnership's had been reduced to zero prior to January 1, 2002.

On April 29, 2003, Westward Ho Associates sold its investment property, consisting of 290 units, to an affiliate of its third party general partner for approximately $12,362,000. During the year ended December 31, 2003, the Partnership received proceeds of approximately $1,504,000 for its 94% interest in the Local Limited Partnership after the repayment of the mortgage encumbering the investment property and the payment of other liabilities. The Partnership used approximately $478,000 of the proceeds to pay accrued management fees and expense reimbursements owed to the Corporate General Partner.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnerships has been reduced to zero were approximately $94,000 and $36,000 for the years ended December 31, 2003 and 2002, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $107,000 and $105,000 for the years ended December 31, 2003 and 2002, respectively. Administrative expenses were approximately $34,000 and $33,000 for the years ended December 31, 2003 and 2002, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $20,000 for both of the years ended December 31, 2003 and 2002.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $176,000 for both 2003 and 2002.

Total revenue for the Local Limited Partnerships was approximately $7,059,000 and $7,169,000 for the years ended December 31, 2003 and 2002, respectively.

Total expenses for the Local Limited Partnerships were approximately $6,819,000 and $6,615,000 for the years ended December 31, 2003 and 2002, respectively.

Total net income for the Local Limited Partnerships for 2003 and 2002 aggregated approximately $240,000 and $554,000, respectively. The net income allocated to the Partnership was approximately $236,000 and $400,000 for 2003 and 2002, respectively. However, none of this allocated net income was recognized by the Partnership as the investment balance had already been reduced to zero from prior years' losses.

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

Other

AIMCO and its affiliates owned 870 limited partnership units (the "Units") or 1,740 limited partnership interests in the Partnership representing 16.33% of the outstanding Units at December 31, 2003. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

ITEM 7.     Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Balance Sheet - December 31, 2003

      Statements of Operations - Years ended December 31, 2003 and 2002

      Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2003 and 2002

      Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Financial Statements

                          Independent Auditors' Report



The Partners
Real Estate Associates Limited II

We have audited the accompanying balance sheet of Real Estate Associates Limited II as of December 31, 2003, and the related statements of operations, partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investee information for these limited partnerships is included in Note 2 and Note 5. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited II as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                            /s/Ernst & Young LLP


Greenville, SC
April 16, 2004

                        REAL ESTATE ASSOCIATES LIMITED II
                                  BALANCE SHEET
                                 (in thousands)

                                December 31, 2003


                           ASSETS
Investments in Local Limited Partnerships (Note 2)                              $   --
Cash and cash equivalents                                                          503
       Total Assets                                                             $  503

       LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL
Liabilities                                                                     $   --

Contingencies (Note 6)

Partners' (deficiency) capital:
  General partners                                               $ (208)
  Limited partners                                                   711            503
       Total Liabilities and Partners' (Deficiency) Capital                     $   503

                  See Accompanying Notes to Financial Statements.


                        REAL ESTATE ASSOCIATES LIMITED II
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per interest data)


                                                              Years Ended December 31,
                                                                2003              2002
REVENUES:
  Interest income                                               $ 3               $ 3

OPERATING EXPENSES:
  Legal and accounting                                            107               105
  Management fees - general partner (Note 3)                      176               176
  Administrative (Note 3)                                          34                33
      Total operating expenses                                    317               314

Loss from partnership operations                                 (314)             (311)

Distributions in excess of investment in Local
  Limited Partnerships (Note 2)                                    94                36

Gain on sale of investment in Local Limited Partnership
  (Note 2)                                                      1,504                --

Net income (loss)                                             $ 1,284            $ (275)

Net income (loss) allocated to general partners (1%)            $ 13              $ (3)
Net income (loss) allocated to limited partners (99%)           1,271              (272)
                                                              $ 1,284            $ (275)

Net income (loss) per limited partnership interest
  (Note 1)                                                    $119.32           $ 25.52

Distribution per limited partnership interest                 $ 46.94             $ --


                  See Accompanying Notes to Financial Statements.


                        REAL ESTATE ASSOCIATES LIMITED II
                  STATEMENTS OF PARTNERS' (DEFICIENCY) CAPITAL
                    (in thousands, except per interest data)

                                             General         Limited
                                             Partners        Partners          Total

Partnership interests (Note 1) (A)                            10,652

Partners' (deficiency) capital at
  January 1, 2002                             $ (218)         $ 212             $ (6)

Net loss for the year ended
  December 31, 2002                               (3)           (272)            (275)

Partners' (deficiency) capital at
  December 31, 2002                             (221)            (60)            (281)

Distribution to partners                          --            (500)            (500)

Net income for the year ended
  December 31, 2003                               13           1,271            1,284

Partners' (deficiency) capital at
  December 31, 2003                           $ (208)         $ 711            $ 503

(A)   Consists  of 10,652  partnership  interests  at  December  31, 2003 and 10,656 partnership interests at December 31, 2002.

                  See Accompanying Notes to Financial Statements.


                        REAL ESTATE ASSOCIATES LIMITED II
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    Years Ended December 31,
                                                                      2003            2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $ 1,284          $ (275)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Gain on sale of investment in Local Limited Partnership         (1,504)             --
     Decrease in accounts payable                                       (13)            (33)
     (Decrease) increase in accrued fees due to affiliates             (279)            179
         Net cash used in operating activities                         (512)           (129)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Proceeds from sale of investment in Local Limited
   Partnership                                                        1,504              --

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Distribution to partners                                             (500)             --

Net increase (decrease) in cash and cash equivalents                    492            (129)
Cash and cash equivalents, beginning of year                             11             140

Cash and cash equivalents, end of year                               $ 503            $ 11


                  See Accompanying Notes to Financial Statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the end of the year. The number of limited partnership interests was 10,652 for 2003 and 10,656 for 2002.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $503,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2003 and 2002.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

Note 2 - Investments in Local Limited Partnerships

As of December 31, 2003, the Partnership holds limited partnership interests in twelve limited partnerships ("Local Limited Partnerships"). As of December 31, 2003, all of the Local Limited Partnerships own residential low income rental projects consisting of 789 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies. On April 29, 2003, Westward Ho Associates sold its investment property, consisting of 290 units, to an affiliate of its third party general partner for approximately $12,362,000. During the year ended December 31, 2003, the Partnership received proceeds of approximately $1,504,000 for its 94% interest in Westward Ho Associates after the repayment of the mortgage encumbering the investment property and the payment of other liabilities. The Partnership used approximately $478,000 of the proceeds to pay current and accrued management fees and expense reimbursements owed to the Corporate General Partner (see "Note 3 - Transactions with Affiliated Parties"). In addition, during the year ended December 31, 2003 the Partnership distributed $500,000 to the limited partners of the Partnership.

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

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of December 31, 2003.

The difference between the investment per the accompanying balance sheets at December 31, 2003, and the deficiency per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Summaries of the condensed combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2003, and the combined results of operations for each of the two years in the period ended December 31, 2003 are as follows (2002 amounts have been restated to exclude the operations for Westward Ho Associates, which sold its investment property on April 29, 2003):

                        Condensed Combined Balance Sheet
                        of the Local Limited Partnerships

                                                December 31, 2003
                                                 (in thousands)
Assets:
   Land                                              $ 1,310
   Buildings and improvements, net of
     accumulated depreciation of
     approximately $23,396                             8,016
   Other Assets                                        9,755
     Total Assets                                    $19,081

Liabilities and Partners' Deficit:
Liabilities:
  Mortgage Notes Payable                             $20,596
  Notes Payable                                          220
  Other Liabilities                                      862
      Total Liabilities                               21,678

Partners' Deficit                                     (2,597)
      Total Liabilities & Partners' Deficit          $19,081

                    Condensed Combined Results of Operations
                        of the Local Limited Partnerships

                                                          December 31,
                                                     2003              2002
                                                         (in thousands)
Revenues:
  Rental income                                     $ 6,533           $ 6,575
  Other income                                          526               594
     Total revenues                                   7,059             7,169

Expenses:
  Operating                                           4,010             3,841
  Financial                                           1,778             1,782
  Depreciation and amortization                       1,031               992
     Total expenses                                   6,819             6,615

Net income from continuing operations                $ 240             $ 554

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

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For both of the years ended December 31, 2003 and 2002, the fee was approximately $176,000.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $20,000 for both 2003 and 2002 and is included in administrative expenses.

During the year ended December 31, 2003 the Partnership paid approximately $478,000 of accrued fees and expenses owed to the Corporate General Partner. The payments were made with proceeds from the sale of Westward Ho Apartments. Approximately $452,000 of the fees and expenses paid were for accrued management fees and approximately $26,000 were for accrued administrative reimbursements. There were no fees and expenses owed to the Corporate General Partner at December 31, 2003. No such fees were paid during the year ended December 31, 2002.

AIMCO and its affiliates owned 870 limited partnership units (the "Units") or 1,740 limited partnership interests in the Partnership representing 16.33% of the outstanding Units at December 31, 2003. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

A reconciliation is as follows:

                                                  Years Ended December 31,
                                                     2003            2002
                                                       (in thousands)
Net income (loss) per financial statements         $ 1,284         $ (275)

Other                                                 (267)            176
Partnership's share of Local Limited
  Partnership                                        7,961           1,253

Income per tax return                              $ 8,978         $ 1,154
Income per limited partnership interest            $815.62         $107.22

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets (liabilities) at December 31, 2003 (in thousands):

      Net assets as reported                             $ 503
      Add (deduct):
       Investment in Partnerships                        (6,252)
       Deferred offering costs                            3,516
       Other                                                 41
      Net liabilities - federal tax basis               $(2,192)

Note 5 - Real Estate and Accumulated Depreciation of Local Limited Partnerships in Which REAL II has Invested


                        Gross Amount At Which Carried
                             At December 31, 2003
                                (in thousands)

                                       Buildings
                                          And
                                        Related
                                        Personal             Accumulated    Date of
    Description     Encumbrances Land   Property    Total    Depreciation Construction

Azalea Court          $ 1,448    $ 62    $ 1,876   $ 1,938     $ 1,018   10/80-3/81

Branford Elderly          697      138     1,619     1,757         833    6/80-4/81

Cherrywood/Saturn
Apartments              2,764      146     2,633     2,779       2,057    9/79-4/80

Clearfield Manor        1,053       50     1,272     1,322         689   10/80-10/81

Crystal Springs           602       36       796       832         658    7/80-3/81

Lakeside
Apartments              1,806      115     1,651     1,766       1,578   10/80-6/81

Landmark Towers           613       39     1,681     1,720       1,493   4/79-10/80

Magnolia State          1,153       57     1,659     1,716       1,196    3/80-8/80

Redfern Grove
Apartments                757      246     2,812     3,058       2,282    7/80-7/81

Sugar River Mills       6,882      310     9,429     9,739       6,593    2/81-4/82

Valebrook               2,401       89     5,360     5,449       4,472    2/79-2/80

Willow Wick
Apartments                420       22       624       646         527    9/80-5/81

  Totals              $20,596   $1,310   $31,412   $32,722     $23,396

Reconciliation of real estate

                                                 Years Ended December 31,
                                                   2003           2002
                                                      (in thousands)

Balance at beginning of year                     $ 48,561       $47,629
Net (disposals) improvements during the year      (15,839)          932
Balance at end of year                           $ 32,722       $48,561

Reconciliation of accumulated depreciation

                                                 Years Ended December 31,
                                                   2003           2002
                                                      (in thousands)
Balance at beginning of year                     $ 33,143       $31,844
Depreciation expense for the year                   1,031         1,299
Disposals for the year                            (10,788)           --
Balance at end of year                           $ 23,396       $33,143

Note 6 - Contingencies

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interest in Real Estate Associates Limited III (an affiliated partnership in which National Partnership Investments Corp. ("NAPICO") is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action against the Partnership, NAPICO and certain other defendants. The claims included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties, Inc., organized by an affiliate of NAPICO. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action.

On April 29, 2003, the court entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On August 11, 2003, Apartment Investment and Management Company ("AIMCO") and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants.

In connection with the Stipulation of Settlement, on August 12, 2003, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties, Inc. The principal terms of the
Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties, Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates, (3) AIMCO or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulaton of Settlement in exchange for 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligation set forth in item (4) above in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

On December 30, 2003, the Stipulation of Settlement with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of litigation against the Registrant, National Partnership Investments Corp. ("NAPICO") and certain other defendants became effective in accordance with its terms. In addition, on December 30, 2003, the Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO and Apartment Investment and Management Company ("AIMCO") also closed in accordance with its terms.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

Note 7 - Abandonment of Limited Partnership Interests

During 2003 and 2002, the number of limited partnership interests decreased by 4 and 37 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per limited partnership interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the end of the year.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 8A.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

ITEM 9.     Directors and Executive Officers of the Registrant

Real Estate Associates Limited II (the "Partnership" or the "Registrant") has no directors or officers. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation ("NAPICO" or the "Corporate General Partner").

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below: The Corporate General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Peter K. Kompaniez              59    Director
David R. Robertson              38    President, Chief Executive Officer
                                        and Director
Charles McKinney                52    Senior Vice President and Director
                                        of Asset Management
Jeffrey H. Sussman              38    Senior Vice President, General
                                        Counsel and Secretary
Brian H. Shuman                 41    Senior Vice President and Chief
                                        Financial Officer

Peter K. Kompaniez has been Director of the Corporate General Partner since April 1, 2002. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Corporate General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Charles McKinney has been Senior Vice President and Director of Asset Management of the Corporate General Partner and AIMCO Capital since January 2003 and has overall responsibility for monitoring the construction, lease-up, operations and compliance issues for all assets constituting a part of AIMCO's affordable portfolio. Mr. McKinney joined AIMCO as Vice President of Transactions in the Affordable Group in June 2002 and had responsibility for value added dispositions of affordable properties in the Western portion of the United States. From September 2000 through May 2002, Mr. McKinney was Managing Underwriter for Real Estate Recovery, Inc. where he was responsible for the real estate loan underwriting and loan review for the company's clients. From March 1998 through August 2000, Mr. McKinney was the Executive Managing Director of American Capital Advisors, Inc. an investment banking company.

Jeffrey H. Sussman has been Senior Vice President, General Counsel and Secretary of the Corporate General Partner since joining NAPICO in 1998. Mr. Sussman is responsible for the legal affairs of NAPICO and its affiliates. Prior to joining NAPICO in 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels.

Brian H. Shuman has been Senior Vice President and Chief Financial Officer of the Corporate General Partner since joining NAPICO in 2000. Mr. Shuman is responsible for the financial affairs of NAPICO as well as the limited partnership sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection, treasury and financial reporting departments.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Brian H. Shuman meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2003.

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of REAL II. Except as noted below as of December 31, 2003, no person or entity is known to the Partnership to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

                                         Number of Limited
      Entity                           Partnership Interests     Percentage
      AIMCO Properties, LP
        (an affiliate of AIMCO)               1,740.0              16.33%

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b) None of the directors or officers of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL II.

ITEM 12.    Certain Relationships and Related Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For both of the years ended December 31, 2003 and 2002, the fee was approximately $176,000.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $20,000 for both 2003 and 2002 and is included in administrative expenses.

During the year ended December 31, 2003 the Partnership paid approximately $478,000 of accrued fees and expenses owed to the Corporate General Partner. The payments were made with proceeds from the sale of Westward Ho Apartments. Approximately $452,000 of the fees and expenses paid were for accrued management fees and approximately $26,000 were for accrued administrative reimbursements. There were no fees and expenses owed to the Corporate General Partner at December 31, 2003. No such fees were paid during the year ended December 31, 2002.

AIMCO and its affiliates owned 870 limited partnership units (the "Units") or 1,740 limited partnership interests in the Partnership representing 16.33% of the outstanding Units at December 31, 2003. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 13.    Exhibits and Reports on Form 8-K

(a)   Exhibits:

      Exhibit 3, Articles of incorporation and bylaws: The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #266171 which is hereby incorporated by reference.

      Exhibit 10, Material contracts: The Registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated December 4, 1979, and the twenty-one contracts representing the Partnerships investment in Local Limited Partnerships as previously filed at the Securities and Exchange Commission, File #266171, which is hereby incorporated by reference.

      Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit 99.1, Independent Auditors Report for Azalea Court Investment Group, Ltd

      Exhibit 99.2, Independent Auditors Report for Branford Development Associates

      Exhibit 99.3, Independent Auditors Report for Cherrywood Associates

      Exhibit 99.4, Independent Auditors Report for Crystal Springs Associates, Ltd

      Exhibit 99.5, Independent Auditors Report for Lakeside Apartments

      Exhibit 99.6, Independent Auditors Report for Landmark Associates

      Exhibit 99.7, Independent Auditors Report for Gulfport Associates, Ltd

      Exhibit 99.8, Independent Auditors Report for Sugar River Mills Associates, L.P.

      Exhibit 99.9, Independent Auditors Report for Valebrook Associates

      Exhibit 99.10, Independent Auditors Report for Alabama Properties, Ltd. II

      Exhibit 99.11, Independent Auditors Report for Clearfield Manor Associates, Ltd.

(b) Reports on Form 8-K:

      Current Report on Form 8-K dated November 24, 2003 and filed with the Securities and Exchange Commission on November 26, 2003 disclosing the Stipulation of Settlement relating to the settlement of litigation against NAPICO as the Corporate General Partner of the Partnership.

      Current Report on Form 8-K dated December 30, 2003 and filed with the Securities and Exchange Commission on January 2, 2004 disclosing the Stipulation of Settlement relating to the settlement of litigation against NAPICO as the Corporate General Partner of the Partnership.


ITEM 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $44,000 for 2003 and approximately $28,000 for 2002.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $20,000 for both years.

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


                                    Date: April 23, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Peter K. Kompaniez         Director                      Date: April 23, 2004
Peter K. Kompaniez


/s/David R. Robertson         President, Chief Executive    Date: April 23, 2004
David R. Robertson            Officer and Director


/s/Brian H. Shuman            Senior Vice President and     Date: April 23, 2004
Brian H. Shuman               Chief Financial Officer

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

99.6        Independent Auditors Report for Landmark Associates

99.7        Independent Auditors Report for Gulfport Associates, Ltd

99.8        Independent Auditors Report for Sugar River Mills Associates, L.P.

99.9        Independent Auditors Report for Valebrook Associates

99.10       Independent Auditors Report for Alabama Properties, Ltd. II

99.11       Independent Auditors Report for Clearfield Manor Associates, Ltd.

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

Date:  April 23, 2004

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

Date:  April 23, 2004

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



In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited II (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  April 23, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  April 23, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1
                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Azalea Court Investment Group, Ltd.
Theodore, Alabama

We have audited the accompanying balance sheets of Azalea Court Investment Group, Ltd., a limited partnership, RHS Project No.: 01-049-630805993 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Azalea Court Investment Group, Ltd., RHS Project No.: 01-049-630805993 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 2004 on our consideration of Azalea Court Investment Group, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


/s/Donald W. Causey & Associates, P.C.
Gadsden, Alabama
January 24, 2004

Exhibit 99.2
                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Branford Development Associates
Branford, Connecticut

We have audited the accompanying balance sheets of Branford Development Associates (A Limited Partnership), Project No. 78-055M,(the "Project"), as of December 31, 2003, 2002 and 2001, and the related statements of income and partner's capital, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project at December 31, 2003 and 2002, and the results of its operations, changes in partners' capital, and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/Kimball, Paris & Gugliotti, P.C.
Middlebury, Connecticut
January 15, 2004

Exhibit 99.3

                          INDEPENDENT AUDITOR'S REPORT


January 30, 2004

To the Partners of
Cherrywood Associates:

We have audited the accompanying balance sheets of Cherrywood Associates (a limited partnership) as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cherrywood Associates as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 2004, on our consideration of Cherrywood Associates' internal control and a report dated January 30, 2004, on its compliance with laws and regulations. Those reports are an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/Leavitt, Christensen & Co., PLLC
Boise, Idaho

Exhibit 99.4

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Crystal Springs Associates, Ltd.
Crystal Springs, Mississippi

We have audited the accompanying balance sheets of Crystal Springs Associates, Ltd., a limited partnership, RHS Project No.: 28-015-6308066036 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Crystal Springs Associates, Ltd., RHS Project No.: 28-015-6308066036 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 12 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

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

/s/Donald W. Causey & Associates, P.C.
Gadsden, Alabama
January 23, 2004

Exhibit 99.5

                                INDEPENDENT AUDITORS' REPORT

To the Partners
Lakeside Apartments (Partnership)
South Bend, Indiana

We have audited the accompanying balance sheets of Lakeside Apartments (Partnership) as of December 31, 2003, and the related statements of changes in partners' deficit, profit and loss, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lakeside Apartments as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated January 23, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Governmental Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/Crowe, Chizek and Company LLC
South Bend, Indiana
January 23, 2004

Exhibit 99.6
                                INDEPENDENT AUDITORS' REPORT

February 16, 2004

To the Partners
Landmark Associates (a limited partnership)
Weiser, Idaho

We have  audited  the  accompanying  balance  sheets of Landmark  Associates  (a limited partnership) as of December 31, 2003 and 2002, and the related statements of income, Partners' capital (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Landmark Associates as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide"), we have also issued resports dated February 16, 2004 on our consideration of Landmark Associates (a limited partnership's) internal control structure, its compliance with specific requirements. Those reports are an integral part of an audit performed in accordance with Governmental Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/Leavitt, Christensen & Co., PLLC
Boise, Idaho

Exhibit 99.7

                                INDEPENDENT AUDITORS' REPORT

To the Partners
Gulfport Associates, Ltd.
Gulfport, Mississippi

We have audited the accompanying balance sheets of Gulfport Associates, Ltd., a limited partnership, RHS Project No.: 28-024-630806037 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gulfport Associates, Ltd., RHS Project No.: 28-024-630806037 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the years ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 31, 2004 on our consideration of Gulfport Associates, Ltd.'s internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/DONALD W. CAUSEY & ASSOCIATES, P.C.
Gadsden, Alabama
January 31, 2004

Exhibit 99.8

                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Sugar River Mills Associates, L.P.
Braintree, MA


We have audited the accompanying balance sheet of Sugar River Mills Associates Limited Partnership, (a Massachusetts limited partnership) HUD Project No. 024-35052 (formerly HUD Project. No. 024-35052-PM-L8), as of December 31, 2003, and the related statements of operations, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sugar River Mills Associates, Limited Partnership as of December 31, 2003, and the results of its operations, the changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 2004 on our consideration of Sugar River Mills Associates Limited Partnership internal control, a report dated February 5, 2004 on its compliance with laws, regulations, contracts and grants, and reports dated February 5, 2004 on its compliance with specific requirements applicable to HUD programs. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in this report (shown on pages 15 through 20) is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Ercolini & Company LLP
Boston, Massachusetts
February 5, 2004

Exhibit 99.9
                                INDEPENDENT AUDITORS' REPORT

To the Partners of
Valebrook Associates

We have audited the accompanying balance sheet of Valebrook Associates (A Limited Partnership), as of December 31, 2003, and the related statements of income, partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Valebrook Associates (A Limited Partnership) at December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/BDO Seidman, LLP
Boston, Massachusetts
February 10, 2004

Exhibit 99.10

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Alabama Properties, Ltd., II
Centre, Alabama

We have audited the accompanying balance sheets of Alabama Properties, ltd. II, a limited partnership, RHS Project No. 01-010-630805991 as of December 31, 2003 and 2002, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alabama Properties, Ltd. II, RHS Project No. 01-010-630805991 as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 10 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The supplemental information presented in the Multiple Family Housing Borrower Balance Sheet (Form FmHA 1930-8) Parts I and II for the year ended December 31, 2003 and 2002, is presented for purposes of complying with the requirements of the Rural Housing Services and is also not a required part of the basic financial statements. Such information hs been subjected to the audit procedures applied in the audit of the basic financial statements and, in our opinion is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 2004 on our consideration of Alabama Properties, Ltd. II's internal control over financial reporting and on our tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/Donald W. Causey & Associates, P.C.

Donald W. Causey & Associates, P.C.
Gadsden, Alabama
January 27, 2004

Exhibit 99.11


                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Clearfield Manor Associates, Ltd.

We have audited the accompanying balance sheet of Clearfield Manor Associates, Ltd. (a Kentucky limited partnership) as of December 31, 2003 and 2002, and the related statement of results of operations, changes in partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States, and the provisions of the United States Department of Agriculture, Rural Development audit program. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clearfield Manor Associates, Ltd. as of December 31, 2003 and 2002, and the results of its operations and its changes in cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 5, 2004, on our consideration of Clearfield Manor Associates, Ltd.'s internal control over financial reporting and tests of its compliance with certain provisions of laws and regulations. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.


/s/Morgan-Franklin, LLC
March 5, 2004
West Liberty, Kentucky