Form 10QSB
period 2004-03-31
REAL ESTATE ASSOCIATES LTD II
filed 2004-05-14
CIK 314237

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

               For the quarterly period ended March 31, 2004


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
                                 (in thousands)

                                 March 31, 2004


                        ASSETS

Investments in Local Limited Partnerships (Note 2)                             $ --
Cash and cash equivalents                                                        466
Due from affiliate                                                                15
Total assets                                                                  $ 481

    LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
   Accounts payable and accrued expenses                                       $ 25

Contingencies (Note 4)

Partners' (deficiency) capital:
   General partners                                          $ (208)
   Limited partners                                              664             456
Total liabilities and partners' (deficiency) capital                          $ 481


               See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED II
                            STATEMENTS OF OPERATIONS
                                (Unaudited)
                    (in thousands, except per interest data)


                                                          Three Months Ended
                                                               March 31,
                                                        2004              2003
  Revenues:
    Interest income                                      $ 1              $ --

  Operating Expenses:
    Legal and accounting                                    26               43
    Management fee - general partner (Note 3)               29               44
    Administrative (Note 3)                                  8                6
          Total operating expenses                          63               93

  Loss from partnership operations                         (62)             (93)
  Distributions in excess of investment in
    Local Limited Partnerships (Note 2)                     15               54

  Net loss                                              $ (47)           $ (39)

  Net loss allocated to general partners (1%)           $ --              $ --

  Net loss allocated to limited partners (99%)             (47)             (39)

                                                        $ (47)           $ (39)
  Net loss per limited partnership interest
    (Note 1)                                           $ (4.41)         $ (3.66)


               See Accompanying Notes to Financial Statements


                     REAL ESTATE ASSOCIATES LIMITED II
                STATEMENT OF PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                      (in thousands, except interest data)


                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (A)                                 10,652

Partners' (deficiency) capital
  at December 31, 2003                  $ (208)           $ 711            $ 503

Net loss for the three months
  ended March 31, 2004                       --              (47)             (47)

Partners' (deficiency) capital
  at March 31, 2004                     $ (208)           $ 664            $ 456

(A) Consists of 10,652  partnership  interest at March 31, 2004 and December 31,
2003.


               See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                       Three Months Ended
                                                                           March 31,
                                                                      2004            2003
Cash flows from operating activities:
  Net loss                                                           $ (47)          $ (39)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
      Increase in accounts payable and accrued expenses                  25              23
      Increase in accrued fees due (from) to affiliates                 (15)             49
         Net cash (used in) provided by operating activities            (37)             33

Net (decrease) increase in cash and cash equivalents                    (37)             33
Cash and cash equivalents, beginning of period                          503              11

Cash and cash equivalents, end of period                             $ 466            $ 44


               See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Organization And Summary Of Significant Accounting Policies

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2003 prepared by Real Estate Associates Limited II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and the results of operations and changes in cash flows for the three months ended March 31, 2004 and 2003, respectively.

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

Method of Accounting for Investment in Limited Partnerships

The investment in limited partnerships are accounted for on the equity method. Acquisition fees, selection fees and other costs related to the acquisition of the projects were capitalized as part of the investment account and were amortized by the straight-line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at December 31st of the prior year. The number of limited partnership interests was 10,652 at December 31, 2003 and 10,656 at December 31, 2002.

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

Note 2 - Investments In Local Limited Partnerships

As of March 31, 2004, the Partnership holds limited partnership interests in twelve limited partnerships ("Local Limited Partnerships"). As of March 31, 2004, all of the Local Limited Partnerships own residential low income rental projects consisting of 789 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of March 31, 2004.

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2004 and 2003 for the Local Limited Partnerships in which the Partnership has invested (2003 amounts have been restated to exclude the operations of Westward Ho Associates, which sold its investment property on April 29, 2003)(in thousands):

                                                Three Months Ended
                                                     March 31,
                                                2004           2003
                                                            (Restated)
            Revenues
              Rental income                   $ 1,633        $ 1,644
              Other income                        132            148

                                                1,765          1,792
            Expenses
              Depreciation                        258            248
              Interest                            444            445
              Operating                         1,003            960

                                                1,705          1,653

            Net income from continuing
              operations                        $ 60          $ 139

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

Note 3 - Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For the three month periods ended March 31, 2004 and 2003, the fee was approximately $29,000 and $44,000, respectively. At March 31, 2004, the Partnership had overpaid the annual management fee for the quarter by approximately $15,000. Such amount will be applied towards the fee for the quarter ended June 30, 2004.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $5,000 for both of the three month periods ended March 31, 2004 and 2003, and is included in administrative expenses.

Note 4 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. There were no distributions made by the Partnership to its limited partners during the three months ended March 31, 2004 and 2003.

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

As of March 31, 2004 and 2003, the Partnership had cash and cash equivalents of approximately $466,000 and $44,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At March 31, 2004, the Partnership has investments in twelve Local Limited Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses and distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the three months ended March 31, 2004 and 2003, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2003.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnerships has been reduced to zero were approximately $15,000 and $54,000 for the three months ended March 31, 2004 and 2003, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $26,000 and $43,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease in legal and accounting fees is due primarily to a decrease in legal fees incurred related to the Partnership's investments in Local Limited Partnerships.

Administrative  expenses  were  approximately  $8,000  and  $6,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in administrative expenses is attributable to an increase in the costs associated with the preparation and filing of the Partnership's quarterly financial statements. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $5,000 for both of the three month periods ended March 31, 2004 and 2003.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $29,000 and $44,000 for the three month periods ended March 31, 2004 and 2003, respectively. The decrease in annual management fees is a result of the reduction in invested assets on which such fee is based as a result of the sale of Westward Ho in 2003.

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

Other

AIMCO and its affiliates owned 870 limited partnership units (the "Units") or 1,740 limited partnership interests in the Partnership representing 16.33% of the outstanding Units at March 31, 2004. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

            Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K filed during the quarter ended March 31, 2004:

            Current Report dated December 30, 2003 and filed with the Securities and Exchange Commission on January 2, 2004 disclosing the Stipulation of Settlement relating to the settlement of litigation against NAPICO as the Corporate General Partner of the Partnership.

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


                                    Date: May 13, 2004

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

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 13, 2004

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

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited II (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 13, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 13, 2004



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.