Form 10QSB
period 2004-06-30
REAL ESTATE ASSOCIATES LTD II
filed 2004-08-16
CIK 314237

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from __________ to __________

                         Commission file number 0-09782


                     REAL  ESTATE  ASSOCIATES  LIMITED  II
       (Exact Name of Small Business Issuer as Specified in Its Charter)


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

                        REAL ESTATE ASSOCIATES LIMITED II
                                  BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                  June 30, 2004

                        ASSETS

Investments in Local Limited Partnerships (Note 2)                             $ --
Cash and cash equivalents                                                        427
Total assets                                                                  $ 427

    LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
   Accounts payable and accrued expenses                                       $ 25

Contingencies (Note 4)

Partners' (deficiency) capital:
   General partners                                          $ (209)
   Limited partners                                              611             402
Total liabilities and partners' (deficiency) capital                          $ 427

               See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED II
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per interest data)

                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                               2004          2003          2004          2003

Interest income                                 $ 1          $ --           $ 2          $ --

Operating expenses:
  Management fees - partners (Note 3)              29            44            58            88
  Administrative (Note 3)                          11            11            19            17
  Legal and accounting                             17            34            43            77
        Total operating expenses                   57            89           120           182

Loss from Partnership operations                  (56)          (89)         (118)         (182)
Distributions in excess of investment
  in Local Limited Partnerships (Note 2)            2             5            17            59
Gain on sale of investment in Local
  Limited Partnership (Note 2)                     --         1,437            --         1,437

Net (loss) income                              $ (54)       $ 1,353       $ (101)       $ 1,314

Net (loss) income allocated to general
  partners (1%)                                $ (1)         $ 14          $ (1)         $ 13
Net (loss) income allocated to limited
  partners (99%)                                  (53)        1,339          (100)        1,301

                                               $ (54)       $ 1,353       $ (101)       $ 1,314
Net (loss) income per limited
  partnership interest (Note 1)               $ (4.98)      $125.66       $ (9.39)      $122.09

               See Accompanying Notes to Financial Statements


                     REAL ESTATE ASSOCIATES LIMITED II
           STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                      (in thousands, except interest data)

                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (A)                                 10,652

Partners' (deficiency) capital
  at December 31, 2003                  $ (208)           $ 711            $ 503

Net loss for the six months
  ended June 30, 2004                        (1)            (100)            (101)

Partners' (deficiency) capital
  at June 30, 2004                      $ (209)           $ 611            $ 402

(A)  Consists of 10,652  partnership  interest at June 30, 2004 and December 31,
2003.


               See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                      2004            2003
Cash flows from operating activities:
  Net (loss) income                                                  $ (101)        $ 1,314
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Gain on sale of investment in Local Limited Partnership             --          (1,437)
     Increase in accounts payable and accrued expenses                   25              11
     Decrease in accrued fees due to affiliates                          --            (279)
         Net cash used in operating activities                          (76)           (391)

Cash flows provided by investing activities:
  Proceeds from sale of investment in Local Limited
   Partnership                                                           --           1,437

Net (decrease) increase in cash and cash equivalents                    (76)          1,046
Cash and cash equivalents, beginning of period                          503              11

Cash and cash equivalents, end of period                             $ 427          $ 1,057


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004 and the results of operations for the three and six month periods ended June 30, 2004 and 2003, respectively.

The general partners share a one percent interest in profits and losses of the Partnership. The limited partners share the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corp. (the "Corporate General Partner" or "NAPICO") and National Partnership Investment Associates. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Recent Accounting Pronouncements

In January 2003 and revised in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

Note 2 - Investments In Local Limited Partnerships

As of June 30, 2004, the Partnership holds limited partnership interests in twelve limited partnerships ("Local Limited Partnerships"). As of June 30, 2004, all of the Local Limited Partnerships own residential low income rental projects consisting of 789 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies. On April 29, 2003, Westward Ho Associates sold its investment property, consisting of 290 units, to an affiliate of its third party general partner for approximately $12,362,000. During the six months ended June 30, 2003, the Partnership received proceeds of approximately $1,437,000 for its 94% interest in Westward Ho Associates after the repayment of the mortgage encumbering the investment property and the payment of other liabilities. The Partnership received additional proceeds of approximately $67,000 during the third quarter of 2003. The Partnership used approximately $478,000 of the proceeds to pay current and accrued management fees and expense reimbursements owed to the Corporate General Partner during the year ended December 31, 2003 (see "Note 3 - Transactions with Affiliated Parties").

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

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of June 30, 2004.

The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2004 and 2003 for the Local Limited Partnerships in which the Partnership has invested (2003 amounts have been restated to exclude the operations of Westward Ho Associates, which sold its investment property on April 29, 2003)(in thousands):

                                 Three Months Ended             Six Months Ended
                                      June 30,                      June 30,
                                 2004           2003           2004          2003
                                             (Restated)                   (Restated)
Revenues
  Rental and other             $ 1,600        $ 1,656        $ 3,365        $ 3,448

Expenses
  Depreciation                     257            266            515            514
  Interest                         445            429            889            874
  Operating                      1,102          1,149          2,105          2,109
                                 1,804          1,844          3,509          3,497

Net loss                        $ (204)        $ (188)        $ (144)        $ (49)

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

Note 3 - Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For the six month periods ended June 30, 2004 and 2003, the fee was approximately $58,000 and $88,000, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $10,000 for both of the six month periods ended June 30, 2004 and 2003, and is included in administrative expenses.

During the six months ended June 30, 2003, the Partnership paid approximately $378,000 of accrued fees and expenses owed to the Corporate General Partner. The payments were made with proceeds from the sale of Westward Ho Apartments. Approximately $364,000 of the fees and expenses paid were for accrued management fees and approximately $14,000 were for accrued administrative reimbursements.

Note 4 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

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

The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership's sale of its interest in a Local Limited Partnership. As mentioned below, Westward Ho Associates sold its investment property during the six months ended June 30, 2003. There were no distributions made by the Partnership to its limited partners during the six months ended June 30, 2004 and 2003.

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

As of June 30, 2004 and 2003, the Partnership had cash and cash equivalents of approximately $427,000 and $1,057,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At June 30, 2004, the Partnership has investments in twelve Local Limited Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses and distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the six months ended June 30, 2004 and 2003, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2003.

On April 29, 2003, Westward Ho Associates sold its investment property, consisting of 290 units, to an affiliate of its third party general partner for approximately $12,362,000. During the six months ended June 30, 2003, the Partnership received proceeds of approximately $1,437,000 for its 94% interest in Westward Ho Associates after the repayment of the mortgage encumbering the investment property and the payment of other liabilities. The Partnership received additional proceeds of approximately $67,000 during the third quarter of 2003. The Partnership used approximately $478,000 of the proceeds to pay current and accrued management fees and expense reimbursements owed to the Corporate General Partner during the year ended December 31, 2003.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnerships has been reduced to zero were approximately $17,000 and $59,000 for the six months ended June 30, 2004 and 2003, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $43,000 and $77,000 for the six months ended June 30, 2004 and 2003, respectively. Legal and accounting fees were approximately $17,000 and $34,000 for the three months ended June 30, 2004. The decrease in legal and accounting fees for both periods is due primarily to a decrease in legal fees incurred related to the Partnership's investments in Local Limited Partnerships and a decrease in the cost associated with the Partnership's annual audit.

Administrative expenses were approximately $19,000 and $17,000 for the six months ended June 30, 2004 and 2003, respectively, and approximately $11,000 for both of the three months ended June 30, 2004 and 2003. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $10,000 for both of the six month periods ended June 30, 2004 and 2003.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $58,000 and $88,000 for the six month periods ended June 30, 2004 and 2003, respectively. The decrease in annual management fees is a result of the reduction in invested assets on which such fee is based as a result of the sale of Westward Ho in 2003.

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

Other

AIMCO and its affiliates owned 870 limited partnership units (the "Units") or 1,740 limited partnership interests in the Partnership representing 16.33% of the outstanding Units at June 30, 2004. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003 and revised in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            See Exhibit Index attached.

      (b)   Reports on Form 8-K filed during the quarter ended June 30, 2004:

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


                                    Date: August 16, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c)   Disclosed  in this  report  any  change  in the  small  business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the small business  issuer's  internal  control over financial  reporting;
            and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 16, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c)   Disclosed  in this  report  any  change  in the  small  business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the small business  issuer's  internal  control over financial  reporting;
            and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 16, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited II (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 16, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 16, 2004



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.