Form 10QSB
period 2004-09-30
REAL ESTATE ASSOCIATES LTD II
filed 2004-11-15
CIK 314237

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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
                                 (in thousands)

                               September 30, 2004


                         ASSETS

Investments in Local Limited Partnerships (Note 2)                           $ --
Cash and cash equivalents                                                    1,976
         Total Assets                                                      $ 1,976

     LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
   Accounts payable and accrued expenses                                     $ 41

Contingencies (Note 4)

Partners' (deficiency) capital
   General partners                                          $ (194)
   Limited partners                                           2,129          1,935
         Total liabilities and partners' (deficiency)
           capital                                                         $ 1,976

                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED II
                            STATEMENTS OF OPERATIONS
                                 (Unaudited)
                    (in thousands, except per interest data)



                                                 Three Months Ended          Nine Months Ended
                                                    September 30,              September 30,
                                                 2004          2003          2004         2003
Revenues:
  Interest income                                 $ 2           $ 2           $ 4          $ 2

Operating Expenses:
  Management fees - partners (Note 3)                29            44            87          132
  Administrative (Note 3)                             7             7            26           24
  Legal and accounting                               25            15            68           92
        Total operating expenses                     61            66           181          248

Loss from Partnership operations                    (59)          (64)         (177)        (246)
Distributions in excess of investment
  in Local Limited Partnerships (Note 2)             51             9            68           68
Distributions from Local Limited
  Partnership sale of investment
    property (Note 2)                             1,541            67         1,541        1,504

Net income                                      $ 1,533        $ 12         $ 1,432      $ 1,326

Net income allocated to general
  partners (1%)                                  $ 15          $ --          $ 14         $ 13
Net income allocated to limited
  partners (99%)                                  1,518            12         1,418        1,313

                                                $ 1,533        $ 12         $ 1,432      $ 1,326
Net income per limited
  partnership interest (Note 1)                 $142.51       $ 1.13        $133.12      $123.22

                See Accompanying Notes to Financial Statements





                      REAL ESTATE ASSOCIATES LIMITED II
            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                      (in thousands, except interest data)




                                         General         Limited
                                        Partners         Partners          Total

Partnership interests                                     10,652

Partners' (deficiency) capital,
  December 31, 2003                      $ (208)          $ 711            $ 503

Net income for the nine months
  ended September 30, 2004                    14           1,418            1,432

Partners' (deficiency) capital,
  September 30, 2004                     $ (194)         $ 2,129          $ 1,935
                                                                             (A)

(A)   Consists  of  10,652  partnership  interests  at  September  30,  2004 and
      December 31, 2003.
                See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                       Nine Months Ended
                                                                         September 30,
                                                                      2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $ 1,432         $ 1,326
  Adjustments to reconcile net income to net cash used
   in operating activities:
     Distributions from Local Limited Partnership
       sale of investment property                                   (1,541)         (1,504)
     Increase in accounts payable and accrued expenses                   41              21
     Decrease in accrued fees due to affiliates                          --            (279)
         Net cash used in operating activities                          (68)           (436)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Distributions received from Local Limited Partnership
   sale of investment property                                        1,541           1,504

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Distribution to partners                                               --            (500)

Net increase in cash and cash equivalents                             1,473             568
Cash and cash equivalents, beginning of period                          503              11

Cash and cash equivalents, end of period                            $ 1,976          $ 579

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004 and the results of operations for the three and nine month periods ended September 30, 2004 and 2003, respectively.

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

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding at December 31st of the prior year. The number of limited partnership interests was 10,652 at September 30, 2004 and December 31, 2003 and 10,656 at December 31, 2002.

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

Note 2 - Investments In Local Limited Partnerships

As of September 30, 2004, the Partnership holds limited partnership interests in eleven limited partnerships ("Local Limited Partnerships"). As of September 30, 2004, all of the Local Limited Partnerships own residential low income rental projects consisting of 717 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies. On August 18, 2004, Redfern Grove Associates sold its investment property, consisting of 72 units, to a third party for approximately $2,700,000. During the nine months ended September 30, 2004, the Partnership received a distribution of the sale proceeds of approximately $1,541,000 for its 99% interest in Redfern Grove Associates after repayment of the mortgage encumbering the investment property and the payment of other liabilities. On April 29, 2003, Westward Ho Associates sold its investment property, consisting of 290 units, to an affiliate of its third party general partner for approximately $12,362,000. During the nine months ended September 30, 2003, the Partnership received a distribution of the sale proceeds of approximately $1,504,000 for its 94% interest in Westward Ho Associates after the repayment of the mortgage encumbering the investment property and the payment of other liabilities. The Partnership used approximately $478,000 of the funds received to pay current and accrued management fees and expense reimbursements owed to the Corporate General Partner during the year ended December 31, 2003 (see "Note 3 - Transactions with Affiliated Parties"). In addition, during the third quarter of 2003, the Partnership distributed $500,000 to the limited partners of the Partnership.

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

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of September 30, 2004.

The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2004 and 2003 for the Local Limited Partnerships in which the Partnership has invested (2003 amounts have been restated to exclude the operations of Westward Ho Associates and Redfern Grove Associates, which sold their investment properties on April 29, 2003 and August 18, 2004, respectively)(in thousands):


                                  Three Months Ended           Nine Months Ended
                                     September 30,               September 30,
                                  2004          2003           2004          2003
                                             (restated)                   (restated)
Revenues
  Rental and other              $ 1,474       $ 1,492        $ 4,479        $ 4,563

Expenses
  Depreciation                      239           235            715            706
  Interest                          424           412          1,271          1,236
  Operating                         915           731          2,831          2,662
                                  1,578         1,378          4,817          4,604

Net (loss) income from
  continuing operations          $ (104)       $ 114          $ (338)        $ (41)

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

Clearfield Manor and WillowWick

The Local Operating General Partners for Clearfield Manor and WillowWick have requested approval from the Partnership to sell the respective properties. The requests are under consideration by the Partnership. The Partnership has no investment in either of the Local Partnerships at September 30, 2004.

Note 3 - Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For the nine month periods ended September 30, 2004 and 2003, the fee was approximately $87,000 and $132,000, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $15,000 for both of the nine month periods ended September 30, 2004 and 2003, and is included in administrative expenses.

During the nine months ended September 30, 2003, the Partnership paid approximately $429,000 of accrued fees and expenses owed to the Corporate General Partner. The payments were made with funds received from the sale of Westward Ho Apartments. Approximately $408,000 of the fees and expenses paid were for accrued management fees and approximately $21,000 were for accrued administrative reimbursements.

Note 4 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership's sale of its interest in a Local Limited Partnership. As mentioned below, Redfern Grove Associates and Westward Ho Associates sold their investment properties during the nine months ended September 30, 2004 and 2003, respectively. There were no distributions made by the Partnership to its limited partners during the nine months ended September 30, 2004. During the nine months ended September 30, 2003, the Partnership distributed $500,000 to its limited partners from the funds received from Westward Ho Associates.

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

As of September 30, 2004 and 2003, the Partnership had cash and cash equivalents of approximately $1,976,000 and $579,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.


Results of Operations

At September 30, 2004, the Partnership has investments in eleven Local Limited Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses and distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the nine months ended September 30, 2004 and 2003, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2003.

On August 18, 2004, Redfern Grove Associates sold its investment property, consisting of 72 units, to a third party for approximately $2,700,000. During the nine months ended September 30, 2004, the Partnership received a distribution of the sale proceeds of approximately $1,541,000 for 99% interest in Redfern Grove Associates after repayment of the mortgage encumbering the investment property and the payment of other liabilities.

On April 29, 2003, Westward Ho Associates sold its investment property, consisting of 290 units, to an affiliate of its third party general partner for approximately $12,362,000. During the nine months ended September 30, 2003, the Partnership received a distribution of the sale proceeds of approximately $1,504,000 for its 94% interest in Westward Ho Associates after the repayment of the mortgage encumbering the investment property and the payment of other liabilities. The Partnership used approximately $478,000 of the funds received to pay current and accrued management fees and expense reimbursements owed to the Corporate General Partner during the year ended December 31, 2003.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnerships has been reduced to zero were approximately $68,000 for both of the nine months ended September 30, 2004 and 2003. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $68,000 and $92,000 for the nine months ended September 30, 2004 and 2003, respectively. Legal and accounting fees were approximately $25,000 and $15,000 for the three months ended September 30, 2004 and 2003, respectively. The decrease in legal and accounting fees for the nine months ended September 30, 2004 is due primarily to a decrease in legal fees incurred related to the Partnership's investments in Local Limited Partnerships and a decrease in the cost associated with the Partnership's annual audit. The increase in legal and accounting fees for the three months ended September 30, 2004 is due to an increase in legal fees for the quarter.

Administrative expenses were approximately $26,000 and $24,000 for the nine months ended September 30, 2004 and 2003, respectively, and approximately $7,000 for both of the three months ended September 30, 2004 and 2003. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $15,000 for both of the nine month periods ended September 30, 2004 and 2003.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $87,000 and $132,000 for the nine month periods ended September 30, 2004 and 2003, respectively. The decrease in annual management fees is a result of the reduction in invested assets on which such fees are based as a result of the sale of Westward Ho in 2003.

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

Other

AIMCO and its affiliates owned 870 limited partnership units (the "Units") or 1,740 limited partnership interests in the Partnership representing 16.33% of the outstanding Units at September 30, 2004. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its critical accounting policies, the following may involve a higher degree of judgment and complexity.

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

            Exhibits:

            See Exhibit Index attached.

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


                                    Date: November 15, 2004

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


Date:  November 15, 2004

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


Date:  November 15, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited II (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Brian H. Shuman, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 15, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 15, 2004



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.