Form 10KSB
period 2004-12-31
REAL ESTATE ASSOCIATES LTD II
filed 2005-03-31
CIK 314237

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                 For the fiscal year ended December 31, 2004


[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

           For the transition period from __________ to __________

                         Commission file number 0-09782


                        REAL ESTATE ASSOCIATES LIMITED II
                 (Name of small business issuer in its charter)

                        A California Limited Partnership

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

State issuer's revenues for its most recent fiscal year.   $12,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

REAL II holds limited partnership interests in eleven Local Limited Partnerships (the "Local Limited Partnerships") as of December 31, 2004, as a result of one Local Limited Partnership selling its investment property in August 2004, one
Local Limited Partnership selling its investment property in April 2003, and after REAL II selling its interest in seven Local Limited Partnerships in December 1998. Subsequent to December 31, 2004 another Local Limited Partnership sold its investment property in February 2005. All of the Local Limited Partnerships own low income housing projects which are subsidized and/or have mortgage notes payable to or insured by agencies of the federal or local government.

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

Laws benefiting disabled persons may result in the Local Partnerships' incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Limited Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. The Corporate General Partner believes that the Local Limited Partnership's properties are substantially in compliance with present requirements. The Local Limited Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA.

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2004.

                              REAL II     Original Cost

                             Percentage    Of Ownership      Mortgage
 Partnership                  Interest       Interest          Notes
                                          (in thousands)  (in thousands)

 Azalea Court                   95%           $ 165           $ 1,435
 Branford Elderly               99%              195              629
 Cherrywood/Saturn Apts.        98%              308            2,662
 Clearfield Manor               95%              173            (A)
 Crystal Springs                98%               95              596
 Lakeside Apts.                 99%              285            1,792
 Landmark Towers                99%              190              542
 Magnolia State                 98%              200            1,153
 Sugar River Mills              98%            1,800            6,861
 Valebrook                      98%              850            2,107
 Willow Wick Apts.              99%               80              417
                                              $4,341          $18,194

(A) Local Limited Partnership sold its investment property in February 2005. Information at December 31, 2004 was not available to the Partnership.

Although each Local Limited Partnership in which the Partnership has invested, owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Projects from market competition.

During 2004, all of the projects in which REAL II had invested were substantially rented except for Willow Wick Apartments which had an average occupancy of 49% for 2004. The following is a schedule of the status as of December 31, 2004, of the projects owned by the Local Limited Partnerships in which REAL II has invested as a limited partner.

The Local Operating General Partner for Willow Wick Apartments has requested approval from the Partnership to sell the property. The request is currently under consideration by the Partnership. The Partnership has no investment in the Local Limited Partnership which owns the property at December 31, 2004.

           SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL II HAS AN INVESTMENT
                                DECEMBER 31, 2004

                                           Financed
                                            Insured       Units       Occupancy Percentage
                                              And      Authorized      For the Years Ended
   Property Name                  No. of  Subsidized   For Rental         December 31,
   and Location                    Units     Under     Assistance       2004         2003
   Azalea Court
     Theodore, AL                     48      (A)            47         100%          98%
   Branford Elderly
     Branford, CT                     38      (B)            38          98%          99%
   Cherrywood/Saturn Apts.
     Twin Falls/Idaho Falls, ID       78      (C)            78          98%          97%
   Clearfield Manor
     Clearfield, KY                   40      (A)            40          (E)          99%
   Crystal Springs
     Crystal Springs, MS              28      (A)            28         100%         100%
   Lakeside Apts.
     Mishawaka, IN                    48      (B)            48          96%          98%
   Landmark Towers
     Nampa, ID                        40      (C)            40          99%          99%


   Magnolia State
     Gulfport, MS                     60      (A)            24          92%          93%
   Sugar River Mills
     Claremont, NH                   162      (B)           162          97%          97%
   Valebrook
     Lawrence, MA                    151      (D)           100          98%          99%
   Willow Wick Apts.
     Centre, AL                       24      (A)             5          49%          47%
   TOTALS                            717                    610

(A) The project is financed by the Rural Housing Services Section 515 which also provides for interest and rental subsidies.

(B) The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(C) The mortgage is regulated by the Idaho Housing and Finance Association.

(D) The mortgage is regulated by the Massachusetts Housing and Finance Association.

(E) Property was sold February 8, 2005.

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

ITEM 4.     Submission Of Matters To A Vote of Security Holders

On December 20, 2004, the Partnership sought the vote of the limited partners to amend the agreement of limited partnership of the Partnership to 1) eliminate the requirement that cash proceeds from the sale of an individual property or interest in a Local Limited Partnership must be at least as great as the tax liability to the limited partners resulting from the respective sale and 2) to modify the provision that requires limited partner approval for a sale of all or substantially all assets so that a sale of a single property or interest in a Local Limited Partnership does not require limited partner approval.

On January 10, 2005, the consent solicitation expired pursuant to its terms. The consent of the requisite number of limited partners was received. Accordingly, the Restated Certificate and Agreement of Limited Partnership of REAL II was amended, effective January 12, 2005, for the above provisions.

                                     PART II

ITEM 5. Market For The Registrant's Partnership Interest And Related Partnership Matters

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2004 the Partnership had 5,324 Units or 10,648 interests outstanding held by 1,372 limited partners of record. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 in thousands, except per interest data):

                                         Per Limited                      Per Limited
                         Year Ended      Partnership      Year Ended      Partnership
                     December 31, 2004     Interest    December 31, 2003    Interest

Sale proceeds (1)           $ --             $ --            $ 500           $46.94

(1) From distribution received from sale of Westward Ho Apts.

AIMCO and its affiliates owned 870 limited partnership units (the "Units") or 1,740 limited partnership interests in the Partnership representing 16.34% of the outstanding Units at December 31, 2004. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership's sale of its interest in a Local Limited Partnership. As mentioned below, Redfern Grove Associates and Westward Ho Associates sold their investment properties during the years ended December 31, 2004 and 2003, respectively. The Partnership distributed $500,000 to its limited partners during the year ended December 31, 2003 from the funds received from Westward Ho Associates. No distributions were made during the year ended December 31, 2004.

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

As of December 31, 2004 and 2003, the Partnership had cash and cash equivalents of approximately $1,905,000 and $503,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At December 31, 2004, the Partnership has investments in eleven Local Limited Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the years ended December, 31, 2004 and 2003, as the Partnership's investment in all Local Limited Partnership's had been reduced to zero prior to January 1, 2003.

On August 18, 2004, Redfern Grove Associates sold its investment property, consisting of 72 units, to a third party for approximately $2,700,000. During the year ended December 31, 2004, the Partnership received a distribution of the sales proceeds of approximately $1,541,000 for its 99% interest in Redfern Grove Associates after repayment of the mortgage encumbering the investment property and the payment of other liabilities.

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

Subsequent to December 31, 2004, Clearfield Manor Associates Ltd. sold its investment property, consisting of 40 units, to an affiliate of its third party general partner for approximately $291,000 plus assumption of the loan encumbering the investment property. During February 2005, the Partnership received proceeds of approximately $276,000 for its 95% interest in Clearfield Manor Associates Ltd.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnerships has been reduced to zero were approximately $68,000 and $94,000 for the years ended December 31, 2004 and 2003, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $94,000 and $107,000 for the years ended December 31, 2004 and 2003, respectively. The decrease in legal and accounting fees for the year ended December 31, 2004 is primarily due to a decrease in the cost associated with the Partnership's annual audit. Administrative expenses were approximately $32,000 and $34,000 for the years ended December 31, 2004 and 2003, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $20,000 for both of the years ended December 31, 2004 and 2003.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $116,000 and $176,000 for the years ended December 31, 2004 and 2003, respectively. The decrease in annual management fees is the result of the reduction in investment assets on which such fees are based as a result of the sale of Westward Ho in 2003.

Total revenues for the Local Limited Partnerships was approximately $5,794,000 and $6,080,000 for the years ended December 31, 2004 and 2003, respectively.

Total expenses for the Local Limited Partnerships were approximately $5,552,000 and $6,057,000 for the years ended December 31, 2004 and 2003, respectively.

Total net income for the Local Limited Partnerships for 2004 and 2003 aggregated approximately $242,000 and $23,000, respectively. The net income allocated to the Partnership was approximately $235,000 and $21,000 for 2004 and 2003, respectively. However, none of this allocated net income was recognized by the Partnership as the investment balance had already been reduced to zero from prior years' losses.

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

Other

AIMCO and its affiliates owned 870 limited partnership units (the "Units") or 1,740 limited partnership interests in the Partnership representing 16.34% of the outstanding Units at December 31, 2004. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all of the Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:
(a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights,
(ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

Upon adoption of FIN 46, the Partnership determined it held variable interests in 11 VIE's for which the Partnership was not the primary beneficiary. Those 11 VIE's consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 11 apartment properties with a total of 717 units. The Partnership is involved with those VIE's as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIE's, which was zero at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note 1 - Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. See "Item 7. Financial Statements Note 1 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

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

ITEM 7.     Financial Statements

                       REAL ESTATE ASSOCIATES LIMITED II

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheet - December 31, 2004

      Statements of Operations - Years ended December 31, 2004 and 2003

      Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2004 and 2003

      Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
Real Estate Associates Limited II

We have audited the accompanying balance sheet of Real Estate Associates Limited II as of December 31, 2004, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited II at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/Ernst  &  Young LLP


Greenville, SC
March 29, 2005

                        REAL ESTATE ASSOCIATES LIMITED II
                                  BALANCE SHEET
                                 (in thousands)

                                December 31, 2004


                           ASSETS
Cash and cash equivalents                                                      $ 1,905
Investments in Local Limited Partnerships (Note 2)                                  --
       Total Assets                                                            $ 1,905

       LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL
Liabilities                                                                     $ 23

Contingencies (Note 6)

Partners' (deficiency) capital:
  General partners                                               $ (194)
  Limited partners                                                 2,076         1,882
       Total Liabilities and Partners' (Deficiency) Capital                    $ 1,905

               See Accompanying Notes to Financial Statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                            STATEMENTS OF OPERATIONS
                    (in thousands, except per interest data)

                                                              Years Ended December 31,
                                                                2004              2003
REVENUES:
  Interest income                                               $ 12              $ 3

OPERATING EXPENSES:
  Legal and accounting                                             94               107
  Management fees - general partner (Note 3)                      116               176
  Administrative (Note 3)                                          32                34
      Total operating expenses                                    242               317

Loss from partnership operations                                 (230)             (314)

Distributions in excess of investment in Local
  Limited Partnerships (Note 2)                                    68                94

Gain on sale of investment in Local Limited Partnership
  (Note 2)                                                      1,541             1,504

Net income                                                    $ 1,379           $ 1,284

Net income allocated to general partners (1%)                   $ 14              $ 13
Net income allocated to limited partners (99%)                  1,365             1,271
                                                              $ 1,379           $ 1,284

Net income per limited partnership interest (Note 1)          $128.19           $119.32

Distribution per limited partnership interest                   $ --            $ 46.94

               See Accompanying Notes to Financial Statements.

                      REAL ESTATE ASSOCIATES LIMITED II
           STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                   (in thousands, except per interest data)


                                             General         Limited
                                             Partners        Partners          Total

Partnership interests (Note 1) (A)                            10,648

Partners' (deficiency) capital at
  January 1, 2003                            $ (221)         $   (60)        $  (281)

Distribution to partners                                        (500)           (500)

Net income for the year ended
  December 31, 2003                              13            1,271           1,284

Partners' (deficiency) capital at
  December 31, 2003                            (208)             711             503

Net income for the year ended
  December 31, 2004                              14            1,365           1,379

Partners' (deficiency) capital at
  December 31, 2004                          $ (194)         $ 2,076         $ 1,882

(A) Consists of 10,648 partnership interests at December 31, 2004 and 10,652 partnership interests at December 31, 2003 (see Note 7).

               See Accompanying Notes to Financial Statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                    Years Ended December 31,
                                                                      2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $ 1,379         $ 1,284
  Adjustments to reconcile net income to net cash used
   in operating activities:
     Gain on sale of investment in Local Limited Partnership         (1,541)         (1,504)
     Increase (decrease) in accounts payable                             23             (13)
     Decrease in accrued fees due to affiliates                          --            (279)
         Net cash used in operating activities                         (139)           (512)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Proceeds from sale of investment in Local Limited
   Partnership                                                        1,541           1,504

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Distribution to partners                                               --            (500)

Net increase in cash and cash equivalents                             1,402             492
Cash and cash equivalents, beginning of year                            503              11

Cash and cash equivalents, end of year                              $ 1,905         $   503


               See Accompanying Notes to Financial Statements.

                        REAL ESTATE ASSOCIATES LIMITED II
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2004 and 2003.

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

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding at the end of the year. The number of limited partnership interests was 10,648 for 2004 and 10,652 for 2003 (see Note 7).

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $1,905,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2004 and 2003.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximate their fair value.

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all of the Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:
(a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights,
(ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

Upon adoption of FIN 46, the Partnership determined it held variable interests in 11 VIE's for which the Partnership was not the primary beneficiary. Those 11 VIE's consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 11 apartment properties with a total of 717 units. The Partnership is involved with those VIE's as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIE's, which was zero at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in Local Limited Partnerships

As of December 31, 2004, the Partnership holds limited partnership interests in eleven limited partnerships ("Local Limited Partnerships"). As of December 31, 2004, all of the Local Limited Partnerships own residential low income rental projects consisting of 717 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies. On August 18, 2004, Redfern Grove Associates sold its investment property, consisting of 72 units, to a third party for approximately $2,700,000. During the year ended December 31, 2004, the Partnership received a distribution of the sales proceeds of approximately $1,541,000 for its 99% interest in Redfern Grove Associates after repayment of the mortgage encumbering the investment property and the payment of other liabilities. On April 29, 2003, Westward Ho Associates sold its investment property, consisting of 290 units, to an affiliate of its third party general partner for approximately $12,362,000. During the year ended December 31, 2003, the Partnership received proceeds of approximately $1,504,000 for its 94% interest in Westward Ho Associates after the repayment of the mortgage encumbering the investment property and the payment of other liabilities. The Partnership used approximately $478,000 of the proceeds to pay current and accrued management fees and expense reimbursements owed to the Corporate General Partner during the year ended December 31, 2003 (see "Note 3 - Transactions with Affiliated Parties"). In addition, during the year ended December 31, 2003 the Partnership distributed $500,000 to the limited partners of the Partnership. There were no distributions to the limited partners of the Partnership during the year ended December 31, 2004.

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

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of December 31, 2004.

The difference between the investment per the accompanying balance sheet at December 31, 2004, and the deficiency per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership's recorded value of its investments and its equity in distributions from the Local Limited Partnerships are not individually material to the overall financial position of the Partnership, the unaudited condensed combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2004, and the unaudited combined results of operations for each of the two years in the period ended December 31, 2004 are as follows (2003 amounts have been restated to exclude the operations for Redfern Grove Associates, which sold its investment property on August 18, 2004 and Clearfield Manor Ltd., which sold its investment property on February 8, 2005):

                        Condensed Combined Balance Sheet
                        of the Local Limited Partnerships

                                                    December 31, 2004
                                               (in thousands - unaudited)
Assets:
   Land                                                  $ 1,014
   Buildings and improvements, net of
     accumulated depreciation of
     approximately $21,165                                 6,552
   Other assets                                            8,369
     Total Assets                                        $15,935

Liabilities and Partners' Deficit:
Liabilities:
  Mortgage notes payable                                 $18,194
  Notes payable                                              220
  Other liabilities                                        1,007
      Total Liabilities                                   19,421

Partners' Deficit                                         (3,486)
      Total Liabilities & Partners' Deficit              $15,935

                   Condensed Combined Results of Operations
                        of the Local Limited Partnerships

                                                      December 31,
                                                   2004          2003
                                               (in thousands - unaudited)
Revenues:
  Rental income                                  $ 5,324       $ 5,615
  Other income                                       470           465
     Total revenues                                5,794         6,080

Expenses:
  Operating                                        3,752         3,550
  Financial                                        1,053         1,581
  Depreciation and amortization                      747           926
     Total expenses                                5,552         6,057

Net income                                        $ 242          $ 23

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

Clearfield Manor

Subsequent to December 31, 2004, Clearfield Manor Associates Ltd. sold its investment property, consisting of 40 units, to an affiliate of its third party general partner for approximately $291,000 plus assumption of the loan encumbering the investment property. During February 2005, the Partnership received proceeds of approximately $276,000 for its 95% interest in Clearfield Manor Associates Ltd. The Partnership has no investment balance in the Local Limited Partnership which owned the property at December 31, 2004.

Willow Wick Apts.

The Local Operating General Partner for Willow Wick Apts. has requested approval from the Partnership to sell the property. The request is currently under consideration by the Partnership. The Partnership has no investment balance in the Local Limited Partnership which owns the property at December 31, 2004.

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $116,000 and $176,000 for the years ended December 31, 2004 and 2003, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $20,000 for both 2004 and 2003 and is included in administrative expenses.

During the year ended December 31, 2003 the Partnership paid approximately $478,000 of accrued fees and expenses owed to the Corporate General Partner. The payments were made with proceeds from the sale of Westward Ho Apartments. Approximately $452,000 of the fees and expenses paid were for accrued management fees and approximately $26,000 were for accrued administrative reimbursements. There were no fees and expenses owed to the Corporate General Partner at December 31, 2004 or 2003.

AIMCO and its affiliates owned 870 limited partnership units (the "Units") or 1,740 limited partnership interests in the Partnership representing 16.34% of the outstanding Units at December 31, 2004. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation is as follows:

                                                  Years Ended December 31,
                                                     2004            2003
                                                       (in thousands)
Net income per financial statements                $ 1,379         $ 1,284

Other                                                    1            (267)
Partnership's share of Local Limited
  Partnership                                         (586)          7,961

Income per tax return                               $ 794          $ 8,978
Income per limited partnership interest            $ 73.09         $815.62

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets (liabilities) at December 31, 2004 (in thousands):

      Net assets as reported                          $ 1,882
      Add (deduct):
       Investment in Partnerships                      (6,841)
       Deferred offering costs                          3,516
       Other                                               41
      Net liabilities - federal tax basis             $(1,402)

Note  5  -  Real  Estate  and   Accumulated   Depreciation  of  Local  Limited
         Partnerships in Which REAL II has Invested (Unaudited)


                         Gross Amount At Which
                                Carried
                              At December 31, 2004
                           (in thousands - unaudited)

                                        Buildings
                                           And
                                         Related
                                        Personal             Accumulated    Date of
    Description     Encumbrances Land   Property    Total    Depreciation Construction

Azalea Court          $ 1,435    $ 62    $ 1,879   $ 1,941     $ 1,073   10/80-3/81

Branford Elderly          629      138     1,627     1,765         879    6/80-4/81

Cherrywood/Saturn
Apartments              2,662      146     2,640     2,786       2,100    9/79-4/80

Clearfield Manor        (A)       (A)      (A)        (A)        (A)         (A)

Crystal Springs           596       36       803       839         671    7/80-3/81

Lakeside
Apartments              1,792      115     1,874     1,989       1,600   10/80-6/81

Landmark Towers           542       39     1,690     1,729       1,518   4/79-10/80

Magnolia State          1,153       57     1,664     1,721       1,235    3/80-8/80

Sugar River Mills       6,861      310     9,458     9,768       6,928    2/81-4/82

Valebrook               2,107       89     5,458     5,547       4,625    2/79-2/80

Willow Wick
Apartments                417       22       624       646         536    9/80-5/81

  Totals              $18,194   $1,014   $27,717   $28,731     $21,165

(A) Local Limited Partnership sold its investment property in February 2005. Information at December 31, 2004 was not available to the Partnership.

Reconciliation of real estate (unaudited)

                                                 Years Ended December 31,
                                                   2004           2003
                                                      (in thousands)

Balance at beginning of year                     $ 32,722       $ 48,561
Net disposals during the year                      (3,991)       (15,839)
Balance at end of year                           $ 28,731       $ 32,722

Reconciliation of accumulated depreciation (unaudited)

                                                 Years Ended December 31,
                                                   2004           2003
                                                      (in thousands)
Balance at beginning of year                      $23,396       $33,143
Depreciation expense for the year                     747         1,031
Disposals for the year                             (2,978)       10,788)
Balance at end of year                            $21,165       $23,396

Note 6 - Contingencies

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

Note 7 - Abandonment of Limited Partnership Interests

During 2004 and 2003, the number of limited partnership interests decreased for both years by 4 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income per limited partnership interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the end of the year.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

ITEM 8B.    Other Information

            None.

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

Harry G. Alcock                 42    Executive Vice President and
                                        Director
David R. Robertson              39    President, Chief Executive Officer
                                        and Director
Charles McKinney                53    Senior Vice President and Director
                                        of Asset Management
Jeffrey H. Sussman              39    Senior Vice President, General
                                        Counsel and Secretary
Brian H. Shuman                 42    Senior Vice President and Chief
                                        Financial Officer

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

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

ITEM 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2004.

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of REAL II. Except as noted below as of December 31, 2004, no person or entity is known to the Partnership to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

                                         Number of Limited
      Entity                           Partnership Interests     Percentage
      AIMCO Properties, LP
        (an affiliate of AIMCO)               1,740.0              16.34%

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b) None of the directors or officers of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL II.

ITEM 12.    Certain Relationships and Related Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $116,000 and $176,000 for the years ended December 31, 2004 and 2003, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $20,000 for both 2004 and 2003 and is included in administrative expenses.

During the year ended December 31, 2003 the Partnership paid approximately $478,000 of accrued fees and expenses owed to the Corporate General Partner. The payments were made with proceeds from the sale of Westward Ho Apartments. Approximately $452,000 of the fees and expenses paid were for accrued management fees and approximately $26,000 were for accrued administrative reimbursements. There were no fees and expenses owed to the Corporate General Partner at December 31, 2004 or 2003.

AIMCO and its affiliates owned 870 limited partnership units (the "Units") or 1,740 limited partnership interests in the Partnership representing 16.34% of the outstanding Units at December 31, 2004. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 13.    Exhibits

See Exhibit Index.

ITEM 14.    Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $49,000 and $44,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $8,000 and $20,000 for 2004 and 2003, respectively.

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


                                    Date: March 31, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Harry G. Alcock            Executive Vice President      Date: March 31, 2005
Harry G. Alcock               and Director


/s/David R. Robertson         President, Chief Executive    Date: March 31, 2005
David R. Robertson            Officer and Director


/s/Brian H. Shuman            Senior Vice President and     Date: March 31, 2005
Brian H. Shuman               Chief Financial Officer

                        REAL ESTATE ASSOCIATES LIMITED II
                                  EXHIBIT INDEX


Exhibit     Description of Exhibit

 3 Articles of incorporation and bylaws: The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #266171 which is hereby incorporated by reference.

          3.1 Amendments to Restated Certificate and Agreement of Limited Partnership. Incorporated by reference to the Registrant's Form 8-K filed on January 24, 2005.

          3.2  Restated   Certificate  and  Agreement  of  Limited   Partnership
               (complete text as amended). Incorporated by reference to the Registrant's Form 8-K filed on January 24, 2005.

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

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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


Date:  March 31, 2005

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

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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


Date:  March 31, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited II (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  March 31, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  March 31, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.