Form 10QSB
period 2005-03-31
REAL ESTATE ASSOCIATES LTD II
filed 2005-05-13
CIK 314237

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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
                                 (in thousands)

                                 March 31, 2005



                        ASSETS

Cash and cash equivalents                                              $ 2,136
Investments in Local Limited Partnerships (Note 2)                          --
       Total assets                                                    $ 2,136

    LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
   Accounts payable and accrued expenses                                $ 12

Contingencies (Note 4)

Partners' (deficiency) capital:
   General partners                                       $ (192)
   Limited partners                                         2,316        2,124
       Total liabilities and partners' (deficiency)
         capital                                                       $ 2,136

                See Accompanying Notes to Financial Statements




                        REAL ESTATE ASSOCIATES LIMITED II
                            STATEMENTS OF OPERATIONS
                                 (Unaudited)
                    (in thousands, except per interest data)



                                                                 Three Months Ended
                                                                       March 31,
                                                                2005              2004
REVENUES:
  Interest income                                               $ 10              $ 1

OPERATING EXPENSES:
  Legal and accounting                                             14                26
  Management fees - general partner (Note 3)                       26                29
  Administrative (Note 3)                                           8                 8
      Total operating expenses                                     48                63

Loss from partnership operations                                  (38)              (62)

Distributions in excess of investment in Local
  Limited Partnerships (Note 2)                                     4                15

Distribution from Local Limited Partnership sale
  of investment (Note 2)                                          276                --

Net income (loss)                                              $ 242             $ (47)

Net income (loss) allocated to general partners (1%)            $ 2               $ --
Net income (loss) allocated to limited partners (99%)             240               (47)
                                                               $ 242             $ (47)

Net income (loss) per limited partnership interest
  (Note 1)                                                    $ 22.54           $ (4.41)

                See Accompanying Notes to Financial Statements



                      REAL ESTATE ASSOCIATES LIMITED II
            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                      (in thousands, except interest data)



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (A)                                 10,648

Partners' (deficiency) capital
  at December 31, 2004                  $ (194)          $ 2,076          $ 1,882

Net income for the three
  months ended March 31, 2005                 2              240              242

Partners' (deficiency) capital
  at March 31, 2005                     $ (192)          $ 2,316          $ 2,124

(A) Consists of 10,648  partnership  interest at March 31, 2005 and December 31,
2004.


                See Accompanying Notes to Financial Statements




                        REAL ESTATE ASSOCIATES LIMITED II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                       Three Months Ended
                                                                           March 31,
                                                                      2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $   242         $   (47)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Distribution from Local Limited Partnership sale of
      investment                                                       (276)             --
     (Decrease) increase in accounts payable and accrued
       expenses                                                         (11)             25
     Increase in accrued fees due from affiliates                        --             (15)
         Net cash used in operating activities                          (45)            (37)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Distribution from Local Limited Partnership sale of
  investment                                                            276              --

Net increase (decrease) in cash and cash equivalents                    231             (37)
Cash and cash equivalents, beginning of period                        1,905             503

Cash and cash equivalents, end of period                            $ 2,136         $   466


                See Accompanying Notes to Financial Statements



                        REAL ESTATE ASSOCIATES LIMITED II
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - Organization And Summary Of Significant Accounting Policies

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2004 prepared by Real Estate Associates Limited II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005 and the results of operations and changes in cash flows for the three months ended March 31, 2005 and 2004, respectively.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at December 31st of the prior year. The number of limited partnership interests was 10,648 at December 31, 2004 and 10,652 at December 31, 2003.

FASB Interpretation No. 46

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 11 VIE's for which the Partnership was not the primary beneficiary. During the three months ended March 31, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 40 units. The remaining ten VIE's consist of Local Limited Partnerships in which the
Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 11 apartment properties with a total of 677 units. The Partnership is involved with those VIE's as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIE's, which was zero at March 31, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments In Local Limited Partnerships

As of March 31, 2005, the Partnership holds limited partnership interests in ten limited partnerships ("Local Limited Partnerships"). As of March 31, 2005, all of the Local Limited Partnerships own residential low income rental projects consisting of 677 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies. On February 8, 2005, Clearfield Manor Associates Ltd. sold its investment property, consisting of 40 units, to an affiliate of its third party general partner for approximately $291,000 plus assumption of the loan encumbering the investment property. During the three months ended March 31, 2005, the Partnership received a distribution of the sale proceeds of approximately $276,000 for its 95% interest in Clearfield Manor Associates Ltd. after repayment of the mortgage encumbering the investment property and the payment of other liabilities. The Partnership had no remaining investment in this Local Limited Partnership at the time of the sale.

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

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of March 31, 2005.

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2005 and 2004 for the Local Limited Partnerships in which the Partnership has invested (2004 amounts have been restated to exclude the operations for Clearfield Manor Ltd. and Redfern Grove Associates, which sold their investment properties on February 8, 2005 and August 18, 2004, respectively) (in thousands):

                                                Three Months Ended
                                                     March 31,
                                                2005           2004
                                                            (Restated)
            Revenues
              Rental income                   $ 1,331        $ 1,404
              Other income                        117            116

                                                1,448          1,520
            Expenses
              Depreciation                        187            232
              Interest                            263            395
              Operating                           938            887

                                                1,388          1,514

            Net income from continuing
              operations                        $ 60           $ 6

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

Willow Wick Apartments

The Local Operating General Partner for Willow Wick Apartments has requested approval from the Partnership to sell the property. The request is currently under consideration by the Partnership. The Partnership has no investment balance in the Local Limited Partnership which owns the property at March 31, 2005.

Note 3 - Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For the three month periods ended March 31, 2005 and 2004, the fee was approximately $26,000 and $29,000, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $5,000 for both of the three month periods ended March 31, 2005 and 2004, and is included in administrative expenses.

Note 4 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.


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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership's sale of its interest in a Local Limited Partnership. As mentioned below, Clearfield Manor Associates Ltd. sold its investment property during the three months ended March 31, 2005. There were no distributions made by the Partnership to its limited partners during the three months ended March 31, 2005 and 2004.

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

Distributions received from Local Limited Partnerships are recognized as return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.

As of March 31, 2005 and 2004, the Partnership had cash and cash equivalents of approximately $2,136,000 and $466,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At March 31, 2005, the Partnership has investments in ten Local Limited Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the three months ended March 31, 2005 and 2004, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2004.

On February 8, 2005, Clearfield Manor Associates Ltd. sold its investment property, consisting of 40 units, to an affiliate of its third party general partner for approximately $291,000 plus assumption of the loan encumbering the investment property. During the three months ended March 31, 2005, the Partnership received a distribution of the sale proceeds of approximately $276,000 for its 95% interest in Clearfield Manor Associates Ltd. after repayment of the mortgage encumbering the investment property and the payment of other liabilities. The Partnership had no remaining investment in this Local Limited Partnership at the time of the sale.

Operating distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnerships has been reduced to zero were approximately $4,000 and $15,000 for the three months ended March 31, 2005 and 2004, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $14,000 and $26,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease in legal and accounting fees is due primarily to a decrease in legal fees related to the Partnership's investments in Local Limited Partnerships.

Administrative expenses were approximately $8,000 for both the three months ended March 31, 2005 and 2004. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $5,000 for both of the three month periods ended March 31, 2005 and 2004.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $26,000 and $29,000 for the three month periods ended March 31, 2005 and 2004, respectively. The decrease in annual management fees is a result of the reduction in invested assets on which such fee is based as a result of the sale of Redfern Grove in 2004.

The Partnership, as a limited partner in the Local Limited Partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership's investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation which could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

Other

AIMCO and its affiliates owned 870 limited partnership units (the "Units") or 1,740 limited partnership interests in the Partnership representing 16.34% of the outstanding Units at March 31, 2005. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 11 VIE's for which the Partnership was not the primary beneficiary. During the three months ended March 31, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 40 units. The remaining ten VIE's consist of Local Limited Partnerships in which the
Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 11 apartment properties with a total of 677 units. The Partnership is involved with those VIE's as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIE's is limited to the Partnership's recorded investments in and receivables from those VIE's, which was zero at March 31, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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



                           PART II - OTHER INFORMATION


ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.


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


                                    Date: May 13, 2005


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

32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.







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


Date:  May 13, 2005

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


Date:  May 13, 2005

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


Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited II (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 13, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 13, 2005



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.