Form 10QSB
period 2005-06-30
REAL ESTATE ASSOCIATES LTD II
filed 2005-08-12
CIK 314237

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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
                                 (in thousands)

                                  June 30, 2005


                        ASSETS

Cash and cash equivalents                                                    $ 2,103
Investments in Local Limited Partnerships (Note 2)                                --
    Total assets                                                             $ 2,103

    LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
   Accounts payable and accrued expenses                                       $ 19

Contingencies (Note 4)

Partners' (deficiency) capital:
   General partners                                          $ (192)
   Limited partners                                            2,276           2,084
    Total liabilities and partners'
       (deficiency) capital                                                  $ 2,103


                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED II
                            STATEMENTS OF OPERATIONS
                                 (Unaudited)
                    (in thousands, except per interest data)



                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                               2005          2004          2005          2004
REVENUES:
Interest income                                $ 15           $ 1          $ 25           $ 2

OPERATING EXPENSES:
  Management fees - general partner
    (Note 3)                                       26            29            52            58
  Administrative (Note 3)                           7            11            15            19
  Legal and accounting                             22            17            36            43
        Total operating expenses                   55            57           103           120

Loss from Partnership operations                  (40)          (56)          (78)         (118)
Distributions in excess of investment
  in Local Limited Partnerships (Note 2)           --             2             4            17
Distribution from Local Limited
  Partnership sale of investment (Note 2)          --            --           276            --

Net (loss) income                              $ (40)        $ (54)        $ 202        $ (101)

Net (loss) income allocated to general
  partners (1%)                                $ --          $ (1)          $ 2          $ (1)
Net (loss) income allocated to limited
  partners (99%)                                  (40)          (53)          200          (100)

                                               $ (40)        $ (54)        $ 202        $ (101)
Net (loss) income per limited
  partnership interest (Note 1)               $ (3.76)      $ (4.98)      $ 18.78       $ (9.39)


                See Accompanying Notes to Financial Statements

                      REAL ESTATE ASSOCIATES LIMITED II
            STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                      (in thousands, except interest data)




                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (A)                                 10,648

Partners' (deficiency) capital
  at December 31, 2004                  $ (194)          $ 2,076          $ 1,882

Net income for the six months
  ended June 30, 2005                         2              200              202

Partners' (deficiency) capital
  at June 30, 2005                      $ (192)          $ 2,276          $ 2,084

(A) Consists of 10,648  partnership  interests at June 30, 2005 and December 31,
2004.


                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED II
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                      2005            2004
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $ 202           $ (101)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Distribution from Local Limited Partnership sale of
       investment                                                      (276)             --
     Decrease in accounts payable and accrued expenses                   (4)             25
         Net cash used in operating activities                          (78)            (76)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Distribution from Local Limited Partnership sale of
   investment                                                           276              --

Net increase (decrease) in cash and cash equivalents                    198             (76)
Cash and cash equivalents, beginning of period                        1,905             503

Cash and cash equivalents, end of period                            $ 2,103          $ 427


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005 and the results of operations and changes in cash flows for the three and six months ended June 30, 2005 and 2004, respectively.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at December 31st of the prior year. The number of limited partnership interests was 10,648 at December 31, 2004 and 10,652 at December 31, 2003.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 11 VIEs for which the Partnership was not the primary beneficiary. During the six months ended June 30, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 40 units. The remaining ten VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 10 apartment properties with a total of 677 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from those VIEs, which was zero at June 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments In Local Limited Partnerships

As of June 30, 2005, the Partnership holds limited partnership interests in ten limited partnerships ("Local Limited Partnerships"). As of June 30, 2005, all of the Local Limited Partnerships own residential low income rental projects consisting of 677 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies. On February 8, 2005, Clearfield Manor Associates Ltd. sold its investment property, consisting of 40 units, to an affiliate of its third party general partner for approximately $291,000 plus assumption of the loan encumbering the investment property. During the six months ended June 30, 2005, the Partnership received a distribution of the sale proceeds of approximately $276,000 for its 95% interest in Clearfield Manor Associates Ltd. after the payment of outstanding liabilities. The Partnership had no remaining investment balance in this Local Limited Partnership at the time of the sale.

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

The   Partnership  has  no  carrying  value  in  investments  in  Local  Limited
Partnerships as of June 30, 2005.

The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2005 and 2004 for the Local Limited Partnerships in which the Partnership has invested (2004 amounts have been restated to exclude the operations for Clearfield Manor Ltd. and Redfern Grove Associates, which sold their investment properties on February 8, 2005 and August 18, 2004, respectively) (in thousands):

                                 Three Months Ended             Six Months Ended
                                      June 30,                      June 30,
                                 2005           2004           2005          2004
                                             (Restated)                   (Restated)
Revenues
  Rental and other             $ 1,335        $ 1,371        $ 2,783        $ 2,891

Expenses
  Depreciation                     187            232            374            464
  Interest                         263            395            526            790
  Operating                        972            979          1,910          1,866
                                 1,422          1,606          2,810          3,120

Net loss                        $ (87)         $ (235)        $ (27)        $ (229)

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

Willow Wick Apartments

The Local Operating General Partner for Willow Wick Apartments has requested approval from the Partnership to sell the property. The request is currently under consideration by the Partnership. The Partnership has no investment balance in the Local Limited Partnership which owns the property at June 30, 2005.

Note 3 - Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. For the six month periods ended June 30, 2005 and 2004, the fee was approximately $52,000 and $58,000, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $10,000 for both of the six month periods ended June 30, 2005 and 2004, and is included in administrative expenses.

Note 4 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership's sale of its interest in a Local Limited Partnership. As mentioned below, Clearfield Manor Associates Ltd. sold its investment property during the six months ended June 30, 2005. There were no distributions made by the Partnership to its limited partners during the six months ended June 30, 2005 and 2004.

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

As of June 30, 2005 and 2004, the Partnership had cash and cash equivalents of approximately $2,103,000 and $427,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At June 30, 2005, the Partnership has investments in ten Local Limited Partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.

Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the six months ended June 30, 2005 and 2004, as the Partnership's investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2004.

On February 8, 2005, Clearfield Manor Associates Ltd. sold its investment property, consisting of 40 units, to an affiliate of its third party general partner for approximately $291,000 plus assumption of the loan encumbering the investment property. During the six months ended June 30, 2005, the Partnership received a distribution of the sale proceeds of approximately $276,000 for its 95% interest in Clearfield Manor Associates Ltd. after the payment of other liabilities. The Partnership had no remaining investment balance in this Local Limited Partnership at the time of the sale.

Operating distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnerships has been reduced to zero were approximately $4,000 and $17,000 for the six months ended June 30, 2005 and 2004, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $36,000 and $43,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease in legal and accounting fees is due primarily to a decrease in legal fees related to the Partnership's investments in Local Limited Partnerships partially offset by an increase in the cost associated with the Partnership's annual audit and SEC filings. Legal and accounting fees were approximately $22,000 and $17,000 for the three months ended June 30, 2005 and 2004, respectively. The increase in legal and accounting fees is due primarily to an increase in the costs associated with the Partnership's annual audit and SEC filings.

Administrative expenses were approximately $15,000 and $19,000 for the six months ended June 30, 2005 and 2004, respectively and approximately $7,000 and $11,000 for the three months ended June 30, 2005 and 2004, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $10,000 for both of the six month periods ended June 30, 2005 and 2004. The decrease in administrative fees is due primarily to a decrease in the costs associated with communications with investors.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $52,000 and $58,000 for the six month periods ended June 30, 2005 and 2004, respectively. The decrease in annual management fees is a result of the reduction in invested assets on which such fee is based as a result of the sale of Redfern Grove in 2004.

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

Other

AIMCO and its affiliates owned 870 limited partnership units (the "Units") or 1,740 limited partnership interests in the Partnership representing 16.34% of the outstanding Units at June 30, 2005. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 11 VIEs for which the Partnership was not the primary beneficiary. During the six months ended June 30, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 40 units. The remaining ten VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 10 apartment properties with a total of 677 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership's recorded investments in and receivables from those VIEs, which was zero at June 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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


                                    Date: August 12, 2005

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


Date:  August 12, 2005

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


Date:  August 12, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited II (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 12, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 12, 2005



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.