Form 10KSB
period 2005-12-31
REAL ESTATE ASSOCIATES LTD II
filed 2006-03-31
CIK 314237

__________________________________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-09782

REAL ESTATE ASSOCIATES LIMITED II

(Name of small business issuer in its charter)

California	95-3547609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

(Address of principal executive offices)

(864) 239-1000

(Issuer’s telephone number)

Securities Registered Pursuant to Section 12(b)of the Exchange Act:

NONE

Securities Registered Pursuant to Section 12(g)of the Exchange Act:

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.   $63,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The general partners of REAL II are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner"), a California Corporation and National Partnership Investments Associates (“NAPIA”). NAPIA is a California limited partnership and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner and Charles H. Boxenbaum and Leonard Crosby as limited partners.  The business of REAL II is conducted primarily by NAPICO.

On December 3, 2001, Casden Properties Inc. entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a publicly traded real estate investment trust (“AIMCO”) and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the stock of NAPICO. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation (“CIC”).  CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

REAL II holds limited partnership interests in ten Local Limited Partnerships (the “Local Limited Partnerships”) as of December 31, 2005, as a result of three Local Limited Partnerships selling their investment properties, one each in February 2005, August 2004 and April 2003, and, after REAL II selling its interest in seven Local Limited Partnerships in December 1998.  All of the Local Limited Partnerships own low income housing projects which are subsidized and/or have mortgage notes payable to or insured by agencies of the federal or local government.

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

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2005.

	REAL II	Original Cost
	Percentage	Of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Azalea Court	95%	$ 165	$ 1,422
Branford Elderly	99%	195	554
Cherrywood/Saturn Apts.	98%	308	2,551
Crystal Springs	98%	95	590
Lakeside Apts.	99%	285	1,796
Landmark Towers	99%	190	467
Magnolia State	98%	200	1,141
Sugar River Mills	98%	1,800	6,841
Valebrook	98%	850	1,790
Willow Wick Apts.	99%	80	414
		$4,168	$17,566

Although each Local Limited Partnership in which the Partnership has invested, owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates.  In general, this insulates the Projects from market competition.

During 2005, all of the projects in which REAL II had invested were substantially rented except for Willow Wick Apartments which had an average occupancy of 42% for 2005.  The following is a schedule of the status as of December 31, 2005, of the projects owned by the Local Limited Partnerships in which REAL II has invested as a limited partner.

The Local Operating General Partner for Willow Wick Apartments has requested approval from the Partnership to sell the property. The request is currently under consideration by the Partnership. The Partnership has no investment in the Local Limited Partnership which owns the property at December 31, 2005.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL II HAS AN INVESTMENT

DECEMBER 31, 2005

		Financed
		Insured	Units	Occupancy Percentage
		And	Authorized	For the Years Ended
Property Name	No. of	Subsidized	For Rental	December 31,
and Location	Units	Under	Assistance	2005	2004
Azalea Court
Theodore, AL	48	(A)	47	99%	100%
Branford Elderly
Branford, CT	38	(B)	38	99%	98%
Cherrywood/Saturn Apts.
Twin Falls/Idaho Falls, ID	78	(C)	78	99%	98%
Crystal Springs
Crystal Springs, MS	28	(A)	28	99%	100%
Lakeside Apts.
Mishawaka, IN	48	(B)	48	98%	96%
Landmark Towers
Nampa, ID	40	(C)	40	100%	99%
Magnolia State
Gulfport, MS	60	(A)	24	85%	92%
Sugar River Mills
Claremont, NH	162	(B)	162	93%	97%
Valebrook
Lawrence, MA	151	(D)	100	99%	98%
Willow Wick Apts.
Centre, AL	24	(A)	5	42%	49%
TOTALS	677		570

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

ITEM 2.

Description of Properties

The Local Limited Partnerships in which REAL II holds interests own various multi-family rental properties. See “Item 1. Description of Business” for information pertaining to these properties.

ITEM 3.

Legal Proceedings

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 4.

Submission Of Matters To A Vote of Security Holders

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2005.

PART II

ITEM 5.

Market For The Registrant’s Partnership Interest And Related Partnership Matters

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2005 the Partnership had 5,324 limited partnership units (“Units”) or 10,648 interests outstanding held by 1,374 limited partners of record. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

There were no distributions made by the Partnership to its limited partners during the years ended December 31, 2005 or 2004.

AIMCO and its affiliates owned 870 Units or 1,740 limited partnership interests in the Partnership representing 16.34% of the outstanding Units at December 31, 2005. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

ITEM 6.

Management’s Discussion And Analysis Or Plan of Operation

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership’s limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership's sale of its interest in a Local Limited Partnership. As mentioned below, Clearfield Manor Associates, Ltd. and Redfern Grove Associates sold their investment properties during the years ended December 31, 2005 and 2004, respectively. No distributions were made during the years ended December 31, 2005 and 2004.

The properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships’ ability to transfer funds either to the Partnership or among themselves in the form of distributions, loans or advances is generally restricted by these government assistance programs.  These restrictions, however, are not expected to impact the Partnership’s ability to meet its cash obligations.

Distributions received from Local Limited Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income. During the years ended December 31, 2005 and 2004, the Partnership received distributions of approximately $43,000 and $68,000 respectively, from Local Limited Partnerships in which it does not have an investment balance remaining, were recognized as income.

As of December 31, 2005 and 2004, the Partnership had cash and cash equivalents of approximately $2,100,000 and $1,905,000, respectively.  Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At December 31, 2005, the Partnership has investments in ten Local Limited Partnerships, all of which own housing projects that were substantially all rented.  The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the years ended December 31, 2005 and 2004, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2004.

On February 8, 2005, Clearfield Manor Associates Ltd. sold its investment property, consisting of 40 units, to an affiliate of its third party general partner for approximately $291,000 plus assumption of the loan encumbering the investment property. During the year ended December 31, 2005, the Partnership received a distribution of the sale proceeds of approximately $276,000 for its 95% interest in Clearfield Manor Associates Ltd. after the payment of other liabilities.  The Partnership had no remaining investment balance in this Local Limited Partnership at the time of the sale.

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

Distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $43,000 and $68,000 for the years ended December 31, 2005 and 2004, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the  Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $76,000 and $94,000 for the years ended December 31, 2005 and 2004, respectively.  The decrease in legal and accounting fees for the year ended December 31, 2005 is primarily due to a decrease in legal fees related to the Partnership's investments in Local Limited Partnerships partially offset by an increase in the cost associated with the Partnership’s annual audit and SEC filings. Administrative expenses were approximately $31,000 and $32,000 for the years ended December 31, 2005 and 2004, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $20,000 for both of the years ended December 31, 2005 and 2004.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs.  The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $104,000 and $116,000 for the years ended December 31, 2005 and 2004, respectively.  The decrease in annual management fees is a result of the reduction in invested assets on which such fee is based as a result of the sale of Redfern Grove in 2004.

Total revenues for the Local Limited Partnerships was approximately $5,773,000 and $5,794,000 for the years ended December 31, 2005 and 2004, respectively.

Total expenses for the Local Limited Partnerships were approximately $5,462,000 and $5,552,000 for the years ended December 31, 2005 and 2004, respectively.

Total net income for the Local Limited Partnerships for 2005 and 2004 aggregated approximately $311,000 and $242,000, respectively.  The net income allocated to the Partnership was approximately $303,000 and $235,000 for 2005 and 2004, respectively. However, none of this allocated net income was recognized by the Partnership as the investment balance had already been reduced to zero from prior years' losses.

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

Other

AIMCO and its affiliates owned 870 limited partnership units (the "Units") or 1,740 limited partnership interests in the Partnership representing 16.34% of the outstanding Units at December 31, 2005. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all of the Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in 11 VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 40 units.  The remaining ten VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 10 apartment properties with a total of 677 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 1 – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements".  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.   The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”) and /or are restricted by the terms of the mortgages encumbering the Projects. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Item 7. Financial Statements Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

ITEM 7.

Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations - Years ended December 31, 2005 and 2004

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2005 and 2004

Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited II

We have audited the accompanying balance sheet of Real Estate Associates Limited II as of December 31, 2005, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by the management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited II at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, SC

March 24, 2006

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEET

(in thousands)

December 31, 2005

ASSETS
Cash and cash equivalents		$ 2,100
Investments in Local Limited Partnerships (Note 2)		--
Total Assets		$ 2,100

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL
Liabilities:
Accounts payable and accrued expenses		$ 47

Contingencies (Note 6)

Partners' (deficiency) capital:
General partners	$ (192)
Limited partners	2,245	2,053
Total Liabilities and Partners’ (Deficiency) Capital		$ 2,100

See Accompanying Notes to Financial Statements.

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2005	2004
REVENUES:
Interest income	$ 63	$ 12

OPERATING EXPENSES:
Management fees - general partner (Note 3)	104	116
Administrative (Note 3)	31	32
Legal and accounting	76	94
Total operating expenses	211	242

Loss from partnership operations	(148)	(230)

Distributions in excess of investment in Local
Limited Partnerships (Note 2)	43	68

Distributions from Local Limited Partnership sale
of investment property (Note 2)	276	1,541

Net income	$ 171	$ 1,379

Net income allocated to general partners (1%)	$ 2	$ 14
Net income allocated to limited partners (99%)	169	1,365
	$ 171	$ 1,379

Net income per limited partnership interest (Note 1)	$ 15.87	$128.19

See Accompanying Notes to Financial Statements.

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CHANGES IN  PARTNERS’ (DEFICIENCY) CAPITAL

(in thousands, except per interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 1) (A)		10,648

Partners’ (deficiency) capital at
January 1, 2004	$ (208)	$ 711	$ 503

Net income for the year ended
December 31, 2004	14	1,365	1,379

Partners’ (deficiency) capital at
December 31, 2004	(194)	2,076	1,882

Net income for the year ended
December 31, 2005	2	169	171

Partners’ (deficiency) capital at
December 31, 2005	$ (192)	$ 2,245	$ 2,053

(A)

Consists of 10,648 partnership interests at December 31, 2005 and 2004.

See Accompanying Notes to Financial Statements.

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 171	$ 1,379
Adjustments to reconcile net income to net cash used
in operating activities:
Distributions from Local Limited Partnership sale of
investment property	(276)	(1,541)
Increase in accounts payable and accrued expenses	24	23
Net cash used in operating activities	(81)	(139)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Distributions from Local Limited Partnership sale of
investment property	276	1,541

Net increase in cash and cash equivalents	195	1,402
Cash and cash equivalents, beginning of year	1,905	503

Cash and cash equivalents, end of year	$ 2,100	$ 1,905

See Accompanying Notes to Financial Statements.

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited II (the Partnership) was formed under the California Limited Partnership Act on December 4, 1979.  The Partnership was formed to invest in other limited partnerships which own and operate primarily federal, state or local government-assisted housing projects. The general partners are National Partnership Investments Associates (“NAPIA”), a limited partnership, and National Partnership Investments Corp. (“NAPICO”), the Corporate General Partner.  NAPIA is a California limited partnership and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner and Charles H. Boxenbaum and Leonard Crosby as limited partners.  The business of the Partnership is conducted primarily by NAPICO. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”) a publicly traded real estate investment trust.

On December 3, 2001, Casden Properties Inc. entered into a merger agreement and certain other transaction documents with AIMCO and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the stock of NAPICO. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation (“CIC”).  CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO prior to March 11, 2002.

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2005 and 2004.

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

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS (continued)

Net Income Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding at the end of the year.  The number of limited partnership interests was 10,648 for both 2005 and 2004.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $2,100,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2005 and 2004.

Segment Reporting

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information” established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

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

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all of the Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS (continued)

equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in 11 VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 40 units.  The remaining ten VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 10 apartment properties with a total of 677 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

Note 2 - Investments in Local Limited Partnerships

As of December 31, 2005, the Partnership holds limited partnership interests in ten limited partnerships ("Local Limited Partnerships"). As of December 31, 2005, all of the Local Limited Partnerships own residential low income rental projects consisting of 677 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies. On February 8, 2005, Clearfield Manor Associates Ltd. sold its investment property, consisting of 40 units, to an affiliate of its third party general partner for approximately $291,000 plus assumption of the loan encumbering the investment property. During the year ended December 31, 2005, the Partnership received a distribution of the sale proceeds of approximately $276,000 for its 95% interest in Clearfield Manor Associates Ltd. after the payment of outstanding liabilities. The Partnership had no remaining investment balance in this Local Limited Partnership at the time of the sale. On August 18, 2004, Redfern Grove Associates sold its investment property, consisting of 72 units, to a third party for approximately $2,700,000.  During the year ended December 31, 2004, the Partnership received a distribution of the sales proceeds of approximately $1,541,000 for its 99% interest in Redfern Grove Associates after repayment of the mortgage encumbering the investment property and the payment of other liabilities. There were no distributions to the limited partners of the Partnership during the year ended December 31, 2005 and 2004.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS (continued)

Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”) and/or are restricted by the terms of the mortgages encumbering the Projects. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

The Partnership has no carrying value in investments in Local Limited Partnerships as of December 31, 2005.

The difference between the investment per the accompanying balance sheet at December 31, 2005, and the deficiency per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS (continued)

Although the Partnership’s recorded value of its investments and its equity in distributions from the Local Limited Partnerships are not individually material to the overall financial position of the Partnership, the unaudited condensed combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2005, and the unaudited combined results of operations for each of the two years in the period ended December 31, 2005 are as follows (both 2005 and 2004 exclude the operations of Clearfield Manor Ltd., and Redfern Grove Associates which sold their investment properties in 2005 and 2004, respectively):

Condensed Combined Balance Sheet

of the Local Limited Partnerships

December 31, 2005
(in thousands - unaudited)
Assets:
Land	$ 1,059
Buildings and improvements, net of
accumulated depreciation of
approximately $21,910	6,384
Other assets	8,072
Total Assets	$15,515

Liabilities and Partners’ Deficit:
Liabilities:
Mortgage notes payable	$17,566
Notes payable	220
Other liabilities	986
Total Liabilities	18,772

Partners’ Deficit	(3,257)
Total Liabilities & Partners' Deficit	$15,515

Condensed Combined Results of Operations

of the Local Limited Partnerships

	December 31,
	2005	2004
	(in thousands - unaudited)
Revenues:
Rental income	$ 5,268	$ 5,324
Other income	505	470
Total revenues	5,773	5,794

Expenses:
Operating	3,703	3,752
Financial	1,007	1,053
Depreciation and amortization	752	747
Total expenses	5,462	5,552

Net income	$ 311	$ 242

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS (continued)

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Willow Wick Apts.

The Local Operating General Partner for Willow Wick Apts. has requested approval from the Partnership to sell the property.  The request is currently under consideration by the Partnership.  The Partnership has no investment balance in the Local Limited Partnership which owns the property at December 31, 2005.

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $104,000 and $116,000 for the years ended December 31, 2005 and 2004, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $20,000 for both 2005 and 2004 and is included in administrative expenses.

AIMCO and its affiliates owned 870 limited partnership units (the "Units") or 1,740 limited partnership interests in the Partnership representing 16.34% of the outstanding Units at December 31, 2005. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS (continued)

partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation is as follows:

	Years Ended December 31,
	2005	2004
	(in thousands)
Net income per financial statements	$ 171	$ 1,379

Other	4	1
Partnership's share of Local Limited
Partnership	1,577	(586)

Income per tax return	$ 1,752	$ 794
Income per limited partnership interest	$318.47	$ 73.09

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net assets (liabilities) at December 31, 2005 (in thousands):

Net assets as reported	$ 2,053
Add (deduct):
Investment in Partnerships	(5,264)
Deferred offering costs	1,422
Other	2,135
Net assets – federal tax basis	$ 346

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS (continued)

Note 5 – Real Estate and Accumulated Depreciation of Local Limited Partnerships in Which REAL II has Invested (Unaudited)

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands - unaudited)

			Buildings
			And
			Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction

Azalea Court	$ 1,422	$ 62	$ 1,888	$ 1,950	$ 1,126	10/80-3/81

Branford Elderly	554	138	1,630	1,768	926	6/80-4/81

Cherrywood/Saturn
Apartments	2,551	146	2,654	2,800	2,141	9/79-4/80

Crystal Springs	590	36	804	840	685	7/80-3/81

Lakeside
Apartments	1,796	115	1,901	2,016	1,621	10/80-6/81

Landmark Towers	467	39	1,694	1,733	1,540	4/79-10/80

Magnolia State	1,141	57	1,679	1,736	1,270	3/80-8/80

Sugar River Mills	6,841	355	9,527	9,882	7,274	2/81-4/82

Valebrook	1,790	89	5,892	5,981	4,782	2/79-2/80

Willow Wick
Apartments	414	22	625	647	545	9/80-5/81

Totals	$17,566	$1,059	$28,294	$29,353	$21,910

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS (continued)

Reconciliation of real estate (unaudited)

	Years Ended December 31,
	2005	2004
	(in thousands)

Balance at beginning of year	$ 28,731	$ 32,722
Additions during the year	622	--
Net disposals during the year	--	(3,991)
Balance at end of year	$ 29,353	$ 28,731

Reconciliation of accumulated depreciation (unaudited)

	Years Ended December 31,
	2005	2004
	(in thousands)
Balance at beginning of year	$21,165	$23,396
Depreciation expense for the year	745	747
Disposals for the year	--	(2,978)
Balance at end of year	$21,910	$21,165

Note 6 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 8B.

Other Information

On March 6, 2006, Brian H. Shuman, 43, elected to step down as Chief Financial Officer of the Partnership’s Corporate General Partner, effective immediately.  On March 6, 2006, Kathleen Danilchick assumed the role of Chief Financial Officer of the Partnership’s Corporate General Partner.   Ms. Danilchick has previously served as Vice President, Capital Markets of an affiliate of the Partnership’s Corporate General Partner since December 2005.

PART III

ITEM 9.

Directors and Executive Officers of the Registrant

Real Estate Associates Limited II (the “Partnership” or the “Registrant”) has no directors or officers. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation (“NAPICO” or the “Corporate General Partner”).

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below:  The Corporate General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Harry G. Alcock	43	Executive Vice President and
		Director
David R. Robertson	40	President, Chief Executive Officer
		and Director
Jeffrey H. Sussman	40	Senior Vice President, General
		Counsel and Secretary
Kathleen Danilchick	36	Senior Vice President and Chief
		Financial Officer

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital’s portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios.  Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

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

Kathleen Danilchick has been Senior Vice President and Chief Financial Officer of the Corporate General Partner since March 2006 and joined AIMCO in December 2005 as a Vice President in Capital Markets.  Ms. Danilchick is responsible for the financial affairs of NAPICO as well as the limited partnerships sponsored by it.  From January 2003 through October 2005 Ms. Danilchick was a Vice President at The Lionstone Group, a real estate investment firm, where she was responsible for the supervision and management of all aspects of the national office investment program.   Prior to joining The Lionstone Group, Ms. Danilchick was a Vice President for the Morgan Stanley Real Estate Funds in London, England.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Kathleen Danilchick meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2005.

ITEM 11.

Security Ownership of Certain Beneficial Owners and Management

(a)

Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of REAL II. Except as noted below as of December 31, 2005, no person or entity is known to the Partnership to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

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

ITEM 12.

Certain Relationships and Related Transactions

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $104,000 and $116,000 for the years ended December 31, 2005 and 2004, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $20,000 for both 2005 and 2004 and is included in administrative expenses.

AIMCO and its affiliates owned 870 limited partnership units (the "Units") or 1,740 limited partnership interests in the Partnership representing 16.34% of the outstanding Units at December 31, 2005. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 13.

Exhibits

See Exhibit Index.

ITEM 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees. Fees for audit services totaled approximately $49,000 for both 2005 and 2004.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $9,000 and $8,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED V
(a California limited partnership)

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

By: /s/Kathleen Danilchick
Kathleen Danilchick
Senior Vice President and Chief
Financial Officer

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2006
Harry G. Alcock	Vice President

/s/David R. Robertson	Director, President and Chief	Date: March 31, 2006
David R. Robertson	Executive Officer

/s/Kathleen Danilchick	Senior Vice President and	Date: March 31, 2006
Kathleen Danilchick	Chief Financial Officer

REAL ESTATE ASSOCIATES LIMITED II

EXHIBIT INDEX

Exhibit

Description of Exhibit

 3

Articles of incorporation and bylaws:  The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #266171 which is hereby incorporated by reference.

3.1

Amendments to Restated Certificate and Agreement of Limited Partnership.

Incorporated by reference to the Registrant’s Form 8-K filed on January 24,

2005.

3.2

Restated Certificate and Agreement of Limited Partnership (complete text as amended).  Incorporated by reference to the Registrant’s Form 8-K filed on

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

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  March 31, 2006

/s/David R. Robertson

David R. Robertson

President and Chief Executive Officer of National Partnership Investments Corporation, equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Kathleen Danilchick, certify that:

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

Date:  March 31, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited II (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: March 31, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: March 31, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.