Form 10QSB
period 2006-03-31
REAL ESTATE ASSOCIATES LTD II
filed 2006-05-05
CIK 314237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2006

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

(864) 239-1000

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [x]

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEET

(Unaudited)

(in thousands)

March 31, 2006

ASSETS

Cash and cash equivalents		$ 2,050
Investments in Local Limited Partnerships (Note 2)		--

Total assets		$ 2,050

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses		$ 18

Contingencies (Note 4)

Partners' (deficiency) capital:
General partners	$ (192)
Limited partners	2,224	2,032
Total liabilities and partners’ (deficiency)
capital		$ 2,050

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2006	2005
REVENUES:
Interest income	$ 22	$ 10

OPERATING EXPENSES:
Management fees - general partner (Note 3)	25	26
Administrative (Note 3)	3	8
Legal and accounting	15	14
Total operating expenses	43	48

Loss from partnership operations	(21)	(38)

Distributions in excess of investment in Local
Limited Partnerships (Note 2)	--	4

Distribution from Local Limited Partnership sale
of investment property (Note 2)	--	276

Net (loss) income	$ (21)	$ 242

Net (loss) income allocated to general partners (1%)	$ --	$ 2
Net (loss) income allocated to limited partners (99%)	(21)	240
	$ (21)	$ 242

Net (loss) income per limited partnership interest
(Note 1)	$ (1.97)	$ 22.54

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		10,648

Partners' (deficiency) capital
at December 31, 2005	$ (192)	$ 2,245	$ 2,053

Net loss for the three
months ended March 31, 2006	--	(21)	(21)

Partners' (deficiency) capital
at March 31, 2006	$ (192)	$ 2,224	$ 2,032

(A)

Consists of 10,648 partnership interests at March 31, 2006 and December 31, 2005.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (21)	$ 242
Adjustments to reconcile net (loss) income to net cash used
in operating activities:
Distribution from Local Limited Partnership sale of
investment property	--	(276)
Decrease in accounts payable and accrued expenses	(29)	(11)
Net cash used in operating activities	(50)	(45)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Distribution from Local Limited Partnership sale of
investment property	--	276

Net (decrease) increase in cash and cash equivalents	(50)	231
Cash and cash equivalents, beginning of period	2,100	1,905

Cash and cash equivalents, end of period	$ 2,050	$ 2,136

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization And Summary Of Significant Accounting Policies

General

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2005 prepared by Real Estate Associates Limited II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006 and the results of operations and changes in cash flows for the three months ended March 31, 2006 and 2005, respectively.

The general partners share a one percent interest in profits and losses of the Partnership.  The limited partners share the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corp. (the "Corporate General Partner" or "NAPICO") and National Partnership Investment Associates. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Method of Accounting for Investment in Limited Partnerships

The investment in limited partnerships are accounted for on the equity method.

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners’ share of net (loss) income by the number of limited partnership interests outstanding at December 31st of the prior year. The number of limited partnership interests was 10,648 at December 31, 2005 and 2004.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 11 VIE’s for which the Partnership was not the primary beneficiary.  During the three months ended March 31, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 40 units. The remaining ten VIE’s consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 11 apartment properties with a total of 677 units.  The Partnership is involved with those VIE’s as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIE’s is limited to the Partnership’s recorded investments in and receivables from those VIE’s, which was zero at March 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

Note 2 - Investments In Local Limited Partnerships

As of March 31, 2006, the Partnership holds limited partnership interests in ten limited partnerships ("Local Limited Partnerships"). As of March 31, 2006, all of the Local Limited Partnerships own residential low income rental projects consisting of 677 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.  On February 8, 2005, Clearfield Manor Associates Ltd. sold its investment property, consisting of 40 units, to an affiliate of its third party general partner for approximately $291,000 plus assumption of the loan encumbering the investment property. During the three months ended March 31, 2005, the Partnership received a distribution of the sale proceeds of approximately $276,000 for its 95% interest in Clearfield Manor Associates Ltd. after the payment of other liabilities.  The Partnership had no remaining investment in this Local Limited Partnership at the time of the sale.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of March 31, 2006.

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2006 and 2005 for the Local Limited Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Revenues
Rental income	$ 1,317	$ 1,331
Other income	126	117

	1,443	1,448
Expenses
Depreciation	188	187
Interest	252	263
Operating	926	938

	1,366	1,388

Net income from continuing
operations	$ 77	$ 60

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration (“FHA”) of HUD unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payments by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Willow Wick Apartments

The Local Operating General Partner for Willow Wick Apartments has requested approval from the Partnership to sell the property. The request is currently under consideration by the Partnership. The Partnership has no investment balance in the Local Limited Partnership which owns the property at March 31, 2006.

Note 3 – Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. For the three month periods ended March 31, 2006 and 2005, the fee was approximately $25,000 and $26,000, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $5,000 for the three month period ended March 31, 2005 and is included in administrative expenses. There were no amounts charged for the three month period ended March 31, 2006.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. As mentioned below, Clearfield Manor Associates Ltd. sold its investment property during the three months ended March 31, 2005. There were no distributions made by the Partnership to its limited partners during the three months ended March 31, 2006 and 2005.

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

As of March 31, 2006 and 2005, the Partnership had cash and cash equivalents of approximately $2,050,000 and $2,136,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At March 31, 2006, the Partnership has investments in ten Local Limited Partnerships, all of which own housing projects that were substantially all rented.  The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the three months ended March 31, 2006 and 2005, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2004.

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

Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $4,000 for the three months ended March 31, 2005. There were no such distributions during the three months ended March 31, 2006. This amount was recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration (“FHA”) of HUD unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payments by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $15,000 and $14,000 for the three months ended March 31, 2006 and 2005, respectively.

Administrative expenses were approximately $3,000 and $8,000 for the three months ended March 31, 2006 and 2005. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $5,000 for the three month period ended March 31, 2005. There were no such reimbursements for the three months ended March 31, 2006. The decrease in administrative expenses for the three months ended March 31, 2006 is due to the decrease in reimbursements to NAPICO for certain expenses.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs.  The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $25,000 and $26,000 for the three month periods ended March 31, 2006 and 2005, respectively.

The Partnership, as a limited partner in the Local Limited Partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate.  The Partnership’s investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation which could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

Other

AIMCO and its affiliates owned 870 limited partnership units (the "Units") or 1,740 limited partnership interests in the Partnership representing 16.34% of the outstanding Units at March 31, 2006. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in 11 VIE’s for which the Partnership was not the primary beneficiary.  During the three months ended March 31, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 40 units.  The remaining ten VIE’s consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of 11 apartment properties with a total of 677 units.  The Partnership is involved with those VIE’s as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIE’s is limited to the Partnership’s recorded investments in and receivables from those VIE’s, which was zero at March 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Date: May 5, 2006

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

Date:  May 5, 2006

/s/David R. Robertson

David R. Robertson

President and Chief Executive Officer of National Partnership Investments Corp., equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Kathleen Danilchick , certify that:

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

Date:  May 5, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited II (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 5, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: May 5, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.