Form 10QSB
period 2006-09-30
REAL ESTATE ASSOCIATES LTD II
filed 2006-11-13
CIK 314237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEET

(Unaudited)

(in thousands)

September 30, 2006

ASSETS

Cash and cash equivalents		$ 2,035
Investments in Local Limited Partnerships (Note 2)		--

Total assets		$ 2,035

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses		$ 25

Contingencies (Note 4)

Partners' (deficiency) capital
General partners	$ (192)
Limited partners	2,202	2,010
Total liabilities and partners’
(deficiency) capital		$ 2,035

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Interest income	$ 26	$ 17	$ 74	$ 42

Operating expenses:
Management fees – partners (Note 3)	24	26	74	78
Administrative (Note 3)	2	9	9	24
Legal and accounting	6	16	38	52
Total operating expenses	32	51	121	154

Loss from Partnership operations	(6)	(34)	(47)	(112)
Distributions in excess of investment
in Local Limited Partnerships (Note 2)	--	39	4	43
Distribution from Local Limited
Partnership sale of investment
property (Note 2)	--	--	--	276

Net (loss) income	$ (6)	$ 5	$ (43)	$ 207

Net (loss) income allocated to general
partners (1%)	$ --	$ --	$ --	$ 2
Net (loss) income allocated to limited
partners (99%)	(6)	5	(43)	205

	$ (6)	$ 5	$ (43)	$ 207
Net (loss) income per limited
partnership interest (Note 1)	$ (0.56)	$ 0.47	$ (4.04)	$ 19.25

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		10,648

Partners' (deficiency) capital,
December 31, 2005	$ (192)	$ 2,245	$ 2,053

Net loss for the nine months
ended September 30, 2006	--	(43)	(43)

Partners' (deficiency) capital,
September 30, 2006	$ (192)	$ 2,202	$ 2,010

(A)

Consists of 10,648 partnership interests at September 30, 2006 and December 31, 2005.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$ (43)	$ 207
Adjustments to reconcile net (loss) income to net cash used
in operating activities:
Distribution from Local Limited Partnership
sale of investment property	--	(276)
Changes in accounts:
Accounts payable and accrued expenses	(22)	6
Net cash used in operating activities	(65)	(63)

Cash flows provided by investing activities:
Distribution from Local Limited Partnership
sale of investment property	--	276

Net (decrease) increase in cash and cash equivalents	(65)	213
Cash and cash equivalents, beginning of period	2,100	1,905

Cash and cash equivalents, end of period	$ 2,035	$ 2,118

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005 and changes in cash flows for the nine months ended September 30, 2006 and 2005, respectively.

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

The investments in limited partnerships are accounted for using the equity method.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in eleven VIEs for which the Partnership was not the primary beneficiary.  During the nine months ended September 30, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 40 units. The remaining ten VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of ten apartment properties with a total of 677 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at September 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments In Local Limited Partnerships

As of September 30, 2006, the Partnership holds limited partnership interests in ten limited partnerships ("Local Limited Partnerships"). As of September 30, 2006, all of the Local Limited Partnerships own residential low income rental projects consisting of 677 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.  On February 8, 2005, Clearfield Manor Associates Ltd. sold its investment property, consisting of 40 units, to an affiliate of its third party general partner for approximately $291,000 plus assumption of the loan encumbering the investment property. During the nine months ended September 30, 2005, the Partnership received a distribution of the sale proceeds of approximately $276,000 from Clearfield Manor Associates Ltd. after the payment of other liabilities.  The Partnership had no remaining investment in this Local Limited Partnership at the time of the sale.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of September 30, 2006.

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2006 and 2005 for the Local Limited Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Rental and other	$ 1,497	$ 1,399	$ 4,373	$ 4,182

Expenses
Depreciation	188	186	564	560
Interest	252	264	756	790
Operating	873	997	2,812	2,907
	1,313	1,447	4,132	4,257

Net income (loss)	$ 184	$ (48)	$ 241	$ (75)

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

Willow Wick Apartments

The Local Operating General Partner for Willow Wick Apartments has requested approval from the Partnership to sell the property. The request is currently under consideration by the Partnership. The Partnership has no investment balance in the Local Limited Partnership which owns the property at September 30, 2006.

Sugar River Mills

On July 18, 2006, the Local Operating General Partner for Sugar River Mills entered into a contract to sell the property for approximately $8,046,000. The Local Operating General Partner has requested consent from the Partnership to sell the property, which is a condition to the closing of the transaction. The Partnership is currently reviewing the transaction and expects to provide its consent. After payment of closing costs, the repayment of the mortgage encumbering the property, and payment of other liabilities associated with the property, it is anticipated that distributable proceeds to the Partnership will be approximately $711,000. The Partnership has no investment balance in this Local Limited Partnership at September 30, 2006.

Note 3 – Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. For the nine months ended September 30, 2006 and 2005, the fee was approximately $74,000 and $78,000, respectively.

The Partnership reimbursed NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $15,000 for the nine months ended September 30, 2005 and is included in administrative expenses. There were no amounts charged for the nine months ended September 30, 2006.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. As discussed below, Clearfield Manor Associates Ltd. sold its investment property during the nine months ended September 30, 2005. There were no distributions made by the Partnership to its limited partners during the nine months ended September 30, 2006 and 2005.

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

As of September 30, 2006 and 2005, the Partnership had cash and cash equivalents of approximately $2,035,000 and $2,118,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At September 30, 2006, the Partnership has investments in ten Local Limited Partnerships, all of which own housing projects that were substantially rented.  The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the nine months ended September 30, 2006 and 2005, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2005.

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

Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $4,000 and $43,000 for the nine months ended September 30, 2006 and 2005, respectively. This amount was recognized as income on the statements of operations included in “Item 1. Financial Statements” in accordance with the equity method of accounting.

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

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the limited partnerships at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs.  The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $74,000 and $78,000 for the nine months ended September 30, 2006 and 2005, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $38,000 and $52,000 for the nine months ended September 30, 2006 and 2005, respectively, and approximately $6,000 and $16,000 for the three months ended September 30, 2006 and 2005, respectively. The decrease in legal and accounting fees for the three and nine months ended September 30, 2006 is due primarily to a decrease in legal costs incurred related to routine Partnership activity.

Administrative expenses were approximately $9,000 and $24,000 for the nine months ended September 30, 2006 and 2005, respectively, and approximately $2,000 and $9,000 for the three months ended September 30, 2006 and 2005, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $15,000 for the nine months ended September 30, 2005. There were no such reimbursements charged for the nine months ended September 30, 2006. The decrease in administrative expenses for the three and nine months ended September 30, 2006 is due to the decrease in reimbursements to NAPICO for certain expenses.

Other

AIMCO and its affiliates owned 870 limited partnership units (the "Units") or 1,740 limited partnership interests in the Partnership representing 16.34% of the outstanding Units at September 30, 2006. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in eleven VIEs for which the Partnership was not the primary beneficiary.  During the nine months ended September 30, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 40 units.  The remaining ten VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of ten apartment properties with a total of 677 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at September 30, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED II
(a California limited partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 13, 2006	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: November 13, 2006	By: /s/Kathleen Danilchick
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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited II (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: November 13, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

19