Form 10KSB
period 2006-12-31
REAL ESTATE ASSOCIATES LTD II
filed 2007-04-02
CIK 314237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2006

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

Limited Partnership Interests

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.   $102,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The general partners of REAL II are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner"), a California Corporation and National Partnership Investments Associates (“NAPIA”). NAPIA is a California limited partnership and consists of Messrs. Nicholas G. Ciriello, an unrelated individual, as general partner and Charles H. Boxenbaum and Leonard Crosby as limited partners.  The business of REAL II is conducted primarily by NAPICO, a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

REAL II holds limited partnership interests in ten local limited partnerships (the “Local Limited Partnerships”) as of December 31, 2006, as a result of three Local Limited Partnerships selling their investment properties, one each in February 2005, August 2004 and April 2003, and, after REAL II selling its interest in seven Local Limited Partnerships in December 1998.  All of the Local Limited Partnerships own low income housing projects which are subsidized and/or have mortgage notes payable to or insured by agencies of the federal or local government.

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

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2006.

	REAL II	Original Cost
	Percentage	Of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Azalea Court	95%	$ 165	$ 1,408
Branford Elderly	99%	195	474
Cherrywood/Saturn Apts.	98%	308	2,428
Crystal Springs	98%	95	584
Lakeside Apts.	99%	285	1,790
Landmark Towers	99%	190	385
Magnolia Estates	98%	200	1,137
Sugar River Mills	98%	1,800	6,838
Valebrook	98%	850	1,449
Willow Wick Apts.	99%	80	414
		$4,168	$16,907

On July 18, 2006, the Local Operating General Partner for Sugar River Mills entered into a contract to sell the property. Subsequent to December 31, 2006, the Local Operating General Partner sold the property for a gross sale price of approximately $7,961,000. After payment of closing costs, the assumption of the mortgages encumbering the property by the buyer, and payment of other liabilities associated with the property, it is anticipated that distributable proceeds to the Partnership will be approximately $711,000. The Partnership has no investment balance in this Local Limited Partnership at December 31, 2006.

During 2006, all of the projects in which REAL II had invested were substantially rented except for Magnolia Estates, which had an average occupancy of 37%, and Willow Wick Apartments which had an average occupancy of 38% for 2006.  The following is a schedule of the status as of December 31, 2006 of the projects owned by the Local Limited Partnerships in which REAL II has invested as a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL II HAS AN INVESTMENT

DECEMBER 31, 2006

			Units
			Authorized
			For Rental
		Financed,	Assistance
		Insured	Under Section	Occupancy Percentage
		And	8 or Other	For the Years Ended
Property Name	No. of	Subsidized	Rent Supplement	December 31,
and Location	Units	Under	Program (E)	2006	2005
Azalea Court
Theodore, AL	48	(A)	48	99%	99%
Branford Elderly
Branford, CT	38	(B)	38	99%	99%
Cherrywood/Saturn Apts.
Twin Falls/Idaho Falls, ID	78	(C)	78	97%	99%
Crystal Springs
Crystal Springs, MS	28	(A)	28	100%	99%
Lakeside Apts.
Mishawaka, IN	48	(B)	48	99%	98%
Landmark Towers
Nampa, ID	40	(C)	40	99%	100%
Magnolia Estates
Gulfport, MS	60	(A)	24	37%	85%
Sugar River Mills
Claremont, NH	162	(B)	162	97%	93%
Valebrook
Lawrence, MA	151	(D)	100	98%	99%
Willow Wick Apts.
Centre, AL	24	(A)	5	38%	42%
TOTALS	677		571

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

(E)

Section 8 of Title II of the Housing and Community Development Act of 1974.

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

ITEM 4.

Submission Of Matters To A Vote of Security Holders

No matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2006.

PART II

ITEM 5.

Market For The Registrant’s Partnership Interests And Related Partnership Matters

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2006 the Partnership had 5,320 limited partnership units (“Units”) or 10,640 interests outstanding held by 1,374 limited partners of record. During 2006, the number of Limited Partnership Interests decreased by 8 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the Partnership as of the date of abandonment. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

There were no distributions made by the Partnership to its limited partners during the years ended December 31, 2006 or 2005.

AIMCO and its affiliates owned 870 Units or 1,740 limited partnership interests in the Partnership representing 16.35% of the outstanding Units at December 31, 2006. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership’s limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership's sale of its interest in a Local Limited Partnership. As discussed below, Clearfield Manor Associates, Ltd. sold its investment property during the year ended December 31, 2005. No distributions were made by the Partnership to its limited partners during the years ended December 31, 2006 and 2005.

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

Distributions received from Local Limited Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income. During the years ended December 31, 2006 and 2005, the Partnership received distributions of approximately $31,000 and $43,000, respectively, from Local Limited Partnerships in which it does not have an investment balance remaining which were recognized as income.

As of December 31, 2006 and 2005, the Partnership had cash and cash equivalents of approximately $2,080,000 and $2,100,000, respectively.  Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At December 31, 2006, the Partnership has investments in ten Local Limited Partnerships, all of which own housing projects most of which were substantially rented.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations included in “Item 7. Financial Statements”.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the years ended December 31, 2006 and 2005, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2005.

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

Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $31,000 and $43,000 for the years ended December 31, 2006 and 2005, respectively. These amounts were recognized as income on the statements of operations included in “Item 7. Financial Statements”, in accordance with the equity method of accounting.

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

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs.  The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $99,000 and $104,000 for the years ended December 31, 2006 and 2005, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $50,000 and $76,000 for the years ended December 31, 2006 and 2005, respectively.  The decrease in legal and accounting fees is primarily due to decreases in audit fees and legal costs related to routine Partnership activity. Administrative expenses were approximately $10,000 and $31,000 for the years ended December 31, 2006 and 2005, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $20,000 for the year ended December 31, 2005. There were no such reimbursements charged for the year ended December 31, 2006. The decrease in administrative expenses is due to the decrease in reimbursements to NAPICO for certain expenses.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $4,451,000 and $4,411,000 for the years ended December 31, 2006 and 2005, respectively. Total expenses from continuing operations for the Local Limited Partnerships were approximately $3,805,000 and $3,800,000 for the years ended December 31, 2006 and 2005, respectively. Income from continuing operations for the Local Limited Partnerships for 2006 and 2005 aggregated approximately $646,000 and $611,000, respectively.  The income from continuing operations allocated to the Partnership was approximately $632,000 and $597,000 for 2006 and 2005, respectively. However, none of this allocated income was recognized by the Partnership as the investment balance had already been reduced to zero from prior years' losses, which were in excess of the Partnership’s share of allocated income from continuing operations for the year ended December 31, 2006.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 95% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 7. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 7. Financial Statements” for additional information about our investments in unconsolidated Local Limited Partnerships.

Other

AIMCO and its affiliates owned 870 Units or 1,740 limited partnership interests in the Partnership representing 16.35% of the outstanding Units at December 31, 2006. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in eleven VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 40 units.  The remaining ten VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of ten apartment properties with a total of 677 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”) and /or are restricted by the terms of the mortgages encumbering the Projects. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Item 7. Financial Statements - Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.

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

Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations - Years ended December 31, 2006 and 2005

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2006 and 2005

Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited II

We have audited the accompanying balance sheet of Real Estate Associates Limited II as of December 31, 2006, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited II at December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 30, 2007

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEET

December 31, 2006

(in thousands)

ASSETS
Cash and cash equivalents		$ 2,080
Investments in and advances to Local Limited Partnerships
(Note 2)		--
Total Assets		$ 2,080

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL
Liabilities:
Accounts payable and accrued expenses		$ 28
Accrued fees due to partners (Note 3)		25

Contingencies (Note 6)

Partners' (deficiency) capital:
General partners	$ (192)
Limited partners	2,219	2,027
Total Liabilities and Partners’ (Deficiency) Capital		$ 2,080

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2006	2005
Revenues:
Interest income	$ 102	$ 63

Operating expenses:
Management fees - partners (Note 3)	99	104
Administrative (Note 3)	10	31
Legal and accounting	50	76
Total operating expenses	159	211

Loss from Partnership operations	(57)	(148)

Distributions in excess of investment in Local
Limited Partnerships (Note 2)	31	43

Distributions from Local Limited Partnership sale
of investment property (Note 2)	--	276

Net (loss) income (Note 4)	$ (26)	$ 171

Net (loss) income allocated to general partners (1%)	$ --	$ 2
Net (loss) income allocated to limited partners (99%)	(26)	169
	$ (26)	$ 171

Net (loss) income per limited partnership interest
(Note 1)	$ (2.44)	$ 15.87

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CHANGES IN PARTNERS’ (DEFICIENCY) CAPITAL

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 1) (A)		10,640

Partners’ (deficiency) capital at
December 31, 2004	$ (194)	$ 2,076	$ 1,882

Net income for the year ended
December 31, 2005	2	169	171

Partners’ (deficiency) capital at
December 31, 2005	(192)	2,245	2,053

Net loss for the year ended
December 31, 2006	--	(26)	(26)

Partners’ (deficiency) capital at
December 31, 2006	$ (192)	$ 2,219	$ 2,027

(A)

Consists of 10,640 and 10,648 partnership interests at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$ (26)	$ 171
Adjustments to reconcile net (loss) income to net cash used
in operating activities:
Distribution from Local Limited Partnership
sale of investment property	--	(276)
Changes in accounts:
Accounts payable and accrued expenses	(19)	24
Accrued fees due to partners	25	--
Net cash used in operating activities	(20)	(81)

Cash flows provided by investing activities:
Distribution from Local Limited Partnership
sale of investment property	--	276

Net (decrease) increase in cash and cash equivalents	(20)	195
Cash and cash equivalents, beginning of year	2,100	1,905

Cash and cash equivalents, end of year	$ 2,080	$ 2,100

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Real Estate Associates Limited II (the “Partnership”) was formed under the California Limited Partnership Act on December 4, 1979.  The Partnership was formed to invest in other limited partnerships which own and operate primarily federal, state or local government-assisted housing projects. The general partners are National Partnership Investments Associates (“NAPIA”), a limited partnership, and National Partnership Investments Corp. (“NAPICO” or the “Corporate General Partner”).  The business of the Partnership is conducted primarily by NAPICO. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2006 and 2005.

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

Method of Accounting for Investments in Local Limited Partnerships

The investments in limited partnerships are accounted for on the equity method.

Abandoned Units

During 2006, the number of Limited Partnership Interests decreased by 8 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment.

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at December 31st of the prior year.  The number of limited partnership interests was 10,648 at both December 31, 2005 and 2004.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2006 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2006 and 2005.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in eleven VIEs for which the Partnership was not the primary beneficiary.  During the year ended December 31, 2005, one Local Limited Partnership previously determined to be a VIE sold its investment property, consisting of 40 units.  The remaining ten VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of ten apartment properties with a total of 677 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No.

159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of December 31, 2006, the Partnership holds limited partnership interests in ten limited partnerships ("Local Limited Partnerships"). As of December 31, 2006, all of the Local Limited Partnerships own residential low income rental projects consisting of 677 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies. On February 8, 2005, Clearfield Manor Associates Ltd. sold its investment property, consisting of 40 units, to an affiliate of its third party general partner for approximately $291,000 plus assumption of the loan encumbering the investment property. During the year ended December 31, 2005, the Partnership received a distribution of the sale proceeds of approximately $276,000 from Clearfield Manor Associates Ltd. after the payment of other liabilities. The Partnership had no remaining investment balance in this Local Limited Partnership at the time of the sale. There were no distributions to the limited partners of the Partnership during the years ended December 31, 2006 and 2005.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”) and/or are restricted by the terms of the mortgages encumbering the Projects. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of December 31, 2006.

The difference between the investment per the accompanying balance sheet at December 31, 2006, and the partner’s capital per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership’s recorded value of its investments and its equity in distributions from the Local Limited Partnerships are not individually material to the overall financial position of the Partnership, the unaudited condensed combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2006, and the unaudited combined results of operations for each of the two years in the period ended December 31, 2006 are as follows (both 2006 and 2005 exclude the operations of Clearfield Manor Associates Ltd., which sold its investment property in 2005, and Sugar River Mills, which sold its investment property subsequent to December 31, 2006, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”):

Condensed Combined Balance Sheet

of the Local Limited Partnerships

December 31, 2006
(in thousands - unaudited)
Assets:
Land	$ 704
Buildings and improvements, net of
accumulated depreciation of
approximately $15,040	4,236
Other assets	7,173
Total Assets	$12,113

Liabilities and Partners’ Capital:
Liabilities:
Mortgage notes payable	$10,069
Other liabilities	693
Total Liabilities	10,762

Partners’ Capital	1,351
Total Liabilities & Partners' Capital	$12,113

Condensed Combined Results of Operations

of the Local Limited Partnerships

	December 31,
	2006	2005
	(in thousands – Unaudited)
		(Restated)
Revenues:
Rental income	$ 3,943	$ 3,930
Other income	508	481
Total revenues	4,451	4,411

Expenses:
Operating	2,560	2,526
Financial	818	871
Depreciation and amortization	427	403
Total expenses	3,805	3,800

Income from continuing operations	$ 646	$ 611

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

Sugar River Mills

On July 18, 2006, the Local Operating General Partner for Sugar River Mills entered into a contract to sell the property. Subsequent to December 31, 2006, the Local Operating General Partner sold the property for a gross sale price of approximately $7,961,000. After payment of closing costs, the assumption of the mortgages encumbering the property by the buyer, and payment of other liabilities associated with the property, it is anticipated that distributable proceeds to the Partnership will be approximately $711,000. The Partnership has no investment balance in this Local Limited Partnership at December 31, 2006.

Clearfield Manor

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

Note 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $99,000 and $104,000 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, approximately $25,000 of such fees were unpaid and are included in accrued fees due to partners. These amounts were paid to NAPICO subsequent to December 31, 2006.

The Partnership reimbursed NAPICO for certain expenses. The reimbursement to NAPICO was approximately $20,000 for the year ended December 31, 2005 and is included in administrative expenses. There were no amounts charged for the year ended December 31, 2006.

AIMCO and its affiliates owned 870 limited partnership units (the "Units") or 1,740 limited partnership interests in the Partnership representing 16.35% of the outstanding Units at December 31, 2006. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation is as follows:

	Years Ended December 31,
	2006	2005
	(in thousands)
Net (loss) income per financial statements	$ (26)	$ 171

Other	--	4
Partnership's share of Local Limited
Partnership	783	1,577

Income per tax return	$ 757	$ 1,752
Income per limited partnership interest	$140.73	$318.47

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets at December 31, 2006 (in thousands):

Net assets as reported	$ 2,027
Add (deduct):
Investment in Partnerships	(4,481)
Deferred offering costs	1,422
Receivable	2,094
Other	41
Net assets – Federal tax basis	$ 1,103

Note 5 – Real Estate and Accumulated Depreciation of Local Limited Partnerships in Which REAL II has Invested (Unaudited)

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

			Buildings
			And
			Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction

Azalea Court	$ 1,408	$ 62	$ 1,898	$ 1,960	$ 1,177	10/80-3/81

Branford Elderly	474	138	1,630	1,768	973	6/80-4/81

Cherrywood/Saturn
Apartments	2,428	146	2,665	2,811	2,183	9/79-4/80

Crystal Springs	584	36	853	889	699	7/80-3/81

Lakeside
Apartments	1,790	115	1,928	2,043	1,644	10/80-6/81

Landmark Towers	385	39	1,699	1,738	1,558	4/79-10/80

Magnolia Estates	1,137	57	1,683	1,740	1,299	3/80-8/80

Valebrook	1,449	89	6,295	6,384	4,953	2/79-2/80

Willow Wick
Apartments	414	22	625	647	554	9/80-5/81
Totals	$10,069	$ 704	$19,276	$19,980	$15,040

Reconciliation of real estate (unaudited)

	Years Ended December 31,
	2006	2005
	(in thousands)

Balance at beginning of year	$ 29,353	$ 28,731
Additions during the year	611	622
Disposal of property	(9,984)	--
Balance at end of year	$ 19,980	$ 29,353

Reconciliation of accumulated depreciation (unaudited)

	Years Ended December 31,
	2006	2005
	(in thousands)
Balance at beginning of year	$21,910	$21,165
Disposal of property	(7,297)	--
Depreciation expense for the year	427	745
Balance at end of year	$15,040	$21,910

Note 6 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 8B.

Other Information

None.

PART III

ITEM 9.

Directors and Executive Officers of the Registrant and Corporate Governance

Real Estate Associates Limited II (the “Partnership” or the “Registrant”) has no directors or officers. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp., a California Corporation (“NAPICO” or the “Corporate General Partner”).

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

David R. Robertson	41	President, Chief Executive Officer
		and Director
Harry G. Alcock	44	Executive Vice President and
		Director
Lance J. Graber	45	Executive Vice President
Jeffrey H. Sussman	41	Senior Vice President, General
		Counsel and Secretary
Kathleen Danilchick	37	Senior Vice President and Chief
		Financial Officer

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

Lance J. Graber was appointed Executive Vice President of the Corporate General Partner in February 2004 and of AIMCO in October 1999 and focuses on transactions related to Aimco Capital’s portfolio of affordable properties in the eastern portion of the country.  Prior to this time, Mr. Graber was a Director at Credit Suisse First Boston from 1994 to May 1999.

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

ITEM 10.

Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2006.

ITEM 11.

Security Ownership of Certain Beneficial Owners and Management

(a)

Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of REAL II. Except as noted below as of December 31, 2006, no person or entity is known to the Partnership to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

	Number of Limited
Entity	Partnership Interests	Percentage
AIMCO Properties, L.P.
(an affiliate of AIMCO)	1,740.0	16.35%

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)

None of the directors or officers of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL II.

ITEM 12.

Certain Relationships and Related Transactions, and Director Independence

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $99,000 and $104,000 for the years ended December 31, 2006 and 2005, respectively. At December 31, 2006, approximately $25,000 of such fees were unpaid and are included in accrued fees due to partners. These amounts were paid to NAPICO subsequent to December 31, 2006.

The Partnership reimbursed NAPICO for certain expenses. The reimbursement to NAPICO was approximately $20,000 for the year ended December 31, 2005 and is included in administrative expenses. There were no amounts charged for the year ended December 31, 2006.

AIMCO and its affiliates owned 870 limited partnership units (the "Units") or 1,740 limited partnership interests in the Partnership representing 16.35% of the outstanding Units at December 31, 2006. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 13.

Exhibits

See Exhibit Index.

ITEM 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees. Fees for audit services totaled approximately $37,000 and $49,000 for 2006 and 2005, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $10,000 and $9,000 for 2006 and 2005, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED II
(a California limited partnership)

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

By: /s/Kathleen Danilchick
Kathleen Danilchick
Senior Vice President and Chief
Financial Officer

Date: April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: April 2, 2007
Harry G. Alcock	Vice President

/s/David R. Robertson	Director, President and Chief	Date: April 2, 2007
David R. Robertson	Executive Officer

/s/Kathleen Danilchick	Senior Vice President and	Date: April 2, 2007
Kathleen Danilchick	Chief Financial Officer

REAL ESTATE ASSOCIATES LIMITED II

EXHIBIT INDEX

Exhibit

Description of Exhibit

 3

Articles of incorporation and bylaws:  The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #266171 which is hereby incorporated by reference.

3.1

Amendments to Restated Certificate and Agreement of Limited Partnership.

Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2005.

3.2

Restated Certificate and Agreement of Limited Partnership (complete text as amended).  Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2005.

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

Date:  April 2, 2007

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

Date:  April 2, 2007

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited II (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: April 2, 2007

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: April 2, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.