Form 10QSB
period 2007-03-31
REAL ESTATE ASSOCIATES LTD II
filed 2007-05-09
CIK 314237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEET

(Unaudited)

(in thousands)

March 31, 2007

ASSETS

Cash and cash equivalents		$ 2,026
Investments in and advances to Local Limited Partnerships
(Note 2)		--
Total assets		$ 2,026

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses		$ 12

Contingencies (Note 4)

Partners' (deficiency) capital:
General partners	$ (192)
Limited partners	2,206	2,014
Total liabilities and partners’ (deficiency)
capital		$ 2,026

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Interest income	$ 26	$ 22

Operating expenses:
Management fees – partners (Note 3)	25	25
Administrative	3	3
Legal and accounting	11	15
Total operating expenses	39	43

Net loss	$ (13)	$ (21)

Net loss allocated to general partners (1%)	$ --	$ --
Net loss allocated to limited partners (99%)	(13)	(21)
	$ (13)	$ (21)

Net loss per limited partnership interest
(Note 1)	$ (1.22)	$ (1.97)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 1) (A)		10,640

Partners' (deficiency) capital
at December 31, 2006	$ (192)	$ 2,219	$ 2,027

Net loss for the three
months ended March 31, 2007	--	(13)	(13)

Partners' (deficiency) capital
at March 31, 2007	$ (192)	$ 2,206	$ 2,014

(A)

Consists of 10,640 partnership interests at March 31, 2007 and December 31, 2006.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (13)	$ (21)
Adjustments to reconcile net loss to net cash used
in operating activities:
Changes in accounts:
Accounts payable and accrued expenses	(16)	(29)
Accrued fees due to partners	(25)	--
Net cash used in operating activities	(54)	(50)

Net decrease in cash and cash equivalents	(54)	(50)
Cash and cash equivalents, beginning of period	2,080	2,100

Cash and cash equivalents, end of period	$ 2,026	$ 2,050

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization And Summary Of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2006 prepared by Real Estate Associates Limited II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007 and the results of operations and changes in cash flows for the three months ended March 31, 2007 and 2006, respectively.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at December 31 of the prior year. The number of limited partnership interests was 10,640 at December 31, 2006 and 10,648 at December 31, 2005.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all of the limited partnerships (the “Local Limited Partnerships”) in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

At March 31, 2007, the Partnership holds variable interests in nine VIEs for which the Partnership is not the primary beneficiary.  Those nine VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 515 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at March 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

Note 2 - Investments in and Advances to Local Limited Partnerships

As of March 31, 2007, the Partnership holds limited partnership interests in nine limited partnerships. As of March 31, 2007, all of the Local Limited Partnerships own residential low income rental projects consisting of 515 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”) and/or are restricted by the terms of the mortgages encumbering the Projects. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited statements of operations.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of March 31, 2007.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2007 and 2006 for the Local Limited Partnerships in which the Partnership has invested (2006 amounts have been restated to exclude the operations of Sugar River Mills Associates in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, which sold its investment property during the three months ended March 31, 2007)(in thousands):

	Three Months Ended
	March 31,
	2007	2006
		(Restated)
Revenues
Rental and other	$ 1,113	$ 1,103
Expenses

Depreciation	107	101
Interest	205	218
Operating	640	632

	952	951

Income from continuing
operations	$ 161	$ 152

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

Sugar River Mills

During the three months ended March 31, 2007, the Local Operating General Partner sold Sugar River Mills for a gross sale price of approximately $7,961,000. After payment of closing costs, the assumption of the mortgages encumbering the property by the buyer, and payment of other liabilities associated with the property, the Partnership received proceeds of approximately $212,000 subsequent to March 31, 2007, which is expected to be recognized as a distribution in excess of investment in this Local Limited Partnership during the second quarter of 2007. In addition, subsequent to March 31, 2007, the Partnership received approximately $575,000 from this Local Limited Partnership, which is expected to be used to cover the Local Limited Partnership’s New Hampshire tax liability resulting from the sale. The Partnership had no investment balance in this Local Limited Partnership at March 31, 2007.

Note 3 – Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. For the three months ended March 31, 2007 and 2006, the fee was approximately $25,000.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. As discussed below, Sugar River Mills Associates sold its investment property during the three months ended March 31, 2007. There were no distributions made by the Partnership to its limited partners during the three months ended March 31, 2007 and 2006.

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

As of March 31, 2007 and 2006, the Partnership had cash and cash equivalents of approximately $2,026,000 and $2,050,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At March 31, 2007, the Partnership has investments in nine Local Limited Partnerships, all of which own housing projects most of which were substantially rented.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the three months ended March 31, 2007 and 2006, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2006.

During the three months ended March 31, 2007, the Local Operating General Partner sold Sugar River Mills for a gross sale price of approximately $7,961,000. After payment of closing costs, the assumption of the mortgages encumbering the property by the buyer, and payment of other liabilities associated with the property, the Partnership received proceeds of approximately $212,000 subsequent to March 31, 2007, which is expected to be recognized as a distribution in excess of investment in this Local Limited Partnership during the second quarter of 2007. In addition, subsequent to March 31, 2007, the Partnership received approximately $575,000 from this Local Limited Partnership, which is expected to be used to cover the Local Limited Partnership’s New Hampshire tax liability resulting from the sale. The Partnership had no investment balance in this Local Limited Partnership at March 31, 2007.

There were no operating distributions received from the Local Limited Partnerships during the three months ended March 31, 2007 and 2006.

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

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs.  The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $25,000 for the three months ended March 31, 2007 and 2006.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $11,000 and $15,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease in legal and accounting fees is primarily due to a decrease in audit fees. Administrative expenses were approximately $3,000 for each of the three months ended March 31, 2007 and 2006.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 95% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

AIMCO and its affiliates owned 1,740 limited partnership interests in the Partnership representing 16.35% of the outstanding interests at March 31, 2007. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At March 31, 2007, the Partnership holds variable interests in nine VIEs for which the Partnership is not the primary beneficiary.  Those nine VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 515 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at March 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its critical accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”) and /or are restricted by the terms of the mortgages encumbering the Projects. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

REAL ESTATE ASSOCIATES LIMITED II
(a California limited partnership)

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 9, 2007	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: May 9, 2007	By: /s/Kathleen Danilchick
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

Date:  May 9, 2007

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

Date:  May 9, 2007

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited II (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Kathleen Danilchick, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 9, 2007

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: May 9, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.