Form 10QSB
period 2007-06-30
REAL ESTATE ASSOCIATES LTD II
filed 2007-08-14
CIK 314237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEET

(Unaudited)

(in thousands)

June 30, 2007

ASSETS

Cash and cash equivalents		$ 1,821
Investments in Local Limited
Partnerships (Note 2)		--
Advance receivable		5
Total assets		$ 1,826

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses		$ 591

Contingencies (Note 4)

Partners' (deficiency) capital:
General partners	$ (190)
Limited partners	1,425	1,235
Total liabilities and partners' (deficiency)
capital		$ 1,826

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Interest income	$ 30	$ 26	$ 56	$ 48

Operating expenses:
Management fees – partners (Note 3)	25	25	50	50
Administrative	2	4	5	7
Legal and accounting	13	17	24	32
Total operating expenses	40	46	79	89

Loss from Partnership operations	(10)	(20)	(23)	(41)
Distributions in excess of investment
in Local Limited Partnerships (Note 2)	231	4	231	4

Net income (loss)	$ 221	$ (16)	$ 208	$ (37)

Net income (loss) allocated to general
partners (1%)	$ 2	$ --	$ 2	$ --
Net income (loss) allocated to limited
partners (99%)	219	(16)	206	(37)

	$ 221	$ (16)	$ 208	$ (37)
Net income (loss) per limited
partnership interest (Note 1)	$ 20.58	$ (1.50)	$ 19.36	$ (3.47)
Distribution per limited partnership
interest (Note 1)	$ 93.98	$ --	$ 93.98	$ --

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 1) (A)		10,640

Partners' (deficiency) capital
at December 31, 2006	$ (192)	$ 2,219	$ 2,027

Distribution to partners	--	(1,000)	(1,000)

Net income for the six months
ended June 30, 2007	2	206	208

Partners' (deficiency) capital
at June 30, 2007	$ (190)	$ 1,425	$ 1,235

(A)

Consists of 10,640 partnership interests at June 30, 2007 and December 31, 2006.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 208	$ (37)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Changes in accounts:
Accrued fees due to partners	(25)	--
Accounts payable and accrued expenses	563	(23)
Net cash provided by (used in) operating activities	746	(60)

Cash flows used in investing activities:
Advance to Local Limited Partnership	(5)	--

Cash flows used in financing activities:
Distribution to limited partners	(1,000)	--

Net decrease in cash and cash equivalents	(259)	(60)
Cash and cash equivalents, beginning of period	2,080	2,100

Cash and cash equivalents, end of period	$ 1,821	$ 2,040

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006 and changes in cash flows for the six months ended June 30, 2007 and 2006, respectively.

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

Net Income (Loss) and Distribution Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at December 31 of the prior year. Distribution per limited partnership interest for the six months ended June 30, 2007 was computed by dividing the limited partners’ distribution by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 10,640 at December 31, 2006 and 10,648 at December 31, 2005.

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

At June 30, 2007, the Partnership holds variable interests in nine VIEs for which the Partnership is not the primary beneficiary.  Those nine VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 515 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at June 30, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of June 30, 2007, the Partnership holds limited partnership interests in nine limited partnerships. As of June 30, 2007, all of the Local Limited Partnerships own residential low income rental projects consisting of 515 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited statements of operations.  Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $19,000 and $4,000 for the six months ended June 30, 2007 and 2006, respectively.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of June 30, 2007.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2007 and 2006 for the Local Limited Partnerships in which the Partnership has invested (2006 amounts have been restated to exclude the operations of Sugar River Mills Associates in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, which sold its investment property during the six months ended June 30, 2007)(in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Restated)		(Restated)
Revenues
Rental and other	$ 1,099	$ 1,047	$ 2,212	$ 2,150
Expenses
Depreciation	107	100	214	201
Interest	204	217	409	435
Operating	687	695	1,327	1,327

	998	1,012	1,950	1,963

Income from continuing
operations	$ 101	$ 35	$ 262	$ 187

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

Sugar River Mills

During the six months ended June 30, 2007, the Local Operating General Partner sold Sugar River Mills for a gross sale price of approximately $7,961,000. After payment of closing costs, the assumption of the mortgages encumbering the property by the buyer, and payment of other liabilities associated with the property, the Partnership received proceeds of approximately $212,000, which was recognized as a distribution in excess of investment in this Local Limited Partnership during the three and six months ended June 30, 2007.  In addition, during the three and six months ended June 30, 2007, the Partnership received approximately $575,000 from this Local Limited Partnership, which is expected to be used to cover the Local Limited Partnership’s New Hampshire tax liability, currently estimated to be payable during the fourth quarter of 2007, resulting from the sale. This amount is included in accounts payable and accrued expenses. The Partnership had no investment balance in this Local Limited Partnership at June 30, 2007.

Note 3 – Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. For each of the six months ended June 30, 2007 and 2006, the fee was approximately $50,000.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. As discussed below, Sugar River Mills Associates sold its investment property during the six months ended June 30, 2007. During the six months ended June 30, 2007, the Partnership distributed approximately $1,000,000 to its limited partners from the proceeds received related to the Local Limited Partnership’s sale of Sugar River Mills and from Partnership reserves released during the six months ended June 30, 2007. There were no distributions made by the Partnership to its limited partners during the six months ended June 30, 2006.

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

As of June 30, 2007 and 2006, the Partnership had cash and cash equivalents of approximately $1,821,000 and $2,040,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At June 30, 2007, the Partnership has investments in nine Local Limited Partnerships, all of which own housing projects most of which were substantially rented.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the six months ended June 30, 2007 and 2006, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2006.

During the six months ended June 30, 2007, the Local Operating General Partner sold Sugar River Mills for a gross sale price of approximately $7,961,000. After payment of closing costs, the assumption of the mortgages encumbering the property by the buyer, and payment of other liabilities associated with the property, the Partnership received proceeds of approximately $212,000, which was recognized as a distribution in excess of investment in this Local Limited Partnership during the three and six months ended June 30, 2007.  In addition, during the three and six months ended June 30, 2007, the Partnership received approximately $575,000 from this Local Limited Partnership, which is expected to be used to cover the Local Limited Partnership’s New Hampshire tax liability, currently estimated to be payable during the fourth quarter of 2007, resulting from the sale. This amount is included in accounts payable and accrued expenses. The Partnership had no investment balance in this Local Limited Partnership at June 30, 2007.

Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $19,000 and $4,000 for the six months ended June 30, 2007 and 2006, respectively. This amount was recognized as income on the statements of operations included in “Item 1. Financial Statements” in accordance with the equity method of accounting.

During the six months ended June 30, 2007, the Partnership advanced approximately $5,000 to one Local Limited Partnership to fund a tax payment. The Partnership expects to receive repayment of this advance during 2007.

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

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs.  Management fees were approximately $50,000 for each of the six months ended June 30, 2007 and 2006.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $24,000 and $32,000 for the six months ended June 30, 2007 and 2006, respectively, and approximately $13,000 and $17,000 for the three months ended June 30, 2007 and 2006, respectively. The decrease in legal and accounting fees is primarily due to a decrease in fees associated with the Partnership’s annual audit.

Administrative expenses were approximately $5,000 and $7,000 for the six months ended June 30, 2007 and 2006, respectively, and approximately $2,000 and $4,000 for the three months ended June 30, 2007 and 2006, respectively.

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

Other

AIMCO and its affiliates owned 1,740 limited partnership interests in the Partnership representing 16.35% of the outstanding interests at June 30, 2007. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At June 30, 2007, the Partnership holds variable interests in nine VIEs for which the Partnership is not the primary beneficiary.  Those nine VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 515 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at June 30, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”) and /or are restricted by the terms of the mortgages encumbering the Projects. These restrictions limit the distribution to a portion, generally less than 10, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

REAL ESTATE ASSOCIATES LIMITED II

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

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

10

Material contracts:  The Registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated December 4, 1979, and the twenty-one contracts representing the Partnership's initial investment in Local Limited Partnerships as previously filed at the Securities and Exchange Commission, File #266171, which is hereby incorporated by reference.

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

I, Martha L. Long, certify that:

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

Date:  August 13, 2007

/s/Martha L. Long

Martha L. Long

Senior Vice President of National Partnership Investments Corp., equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Stephen B. Waters, certify that:

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited II (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.