Form 10KSB
period 2007-12-31
REAL ESTATE ASSOCIATES LTD II
filed 2008-04-14
CIK 314237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2007

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

Limited Partnership Interests

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Partnership's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

State issuer's revenues for its most recent fiscal year.  $102,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested.  Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The general partners of REAL II are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner"), a California Corporation, and National Partnership Investments Associates (“NAPIA”), a California limited partnership. The business of REAL II is conducted primarily by NAPICO, a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

REAL II holds limited partnership interests in nine local limited partnerships (the “Local Limited Partnerships”) as of December 31, 2007, as a result of four Local Limited Partnerships selling their investment properties, one each in March 2007, February 2005, August 2004, and April 2003 and after REAL II selling its interest in seven Local Limited Partnerships in December 1998.  All of the Local Limited Partnerships own low income housing projects which are subsidized and/or have mortgage notes payable to or insured by agencies of the Federal or local government.

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

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Limited Partnerships’ properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Local Limited Partnerships’ properties are substantially in compliance with present requirements, the Local Limited Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA.

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2007.

	REAL II	Original Cost
	Percentage	Of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Azalea Court	95%	$ 165	$ 1,392
Branford Elderly	99%	195	386
Cherrywood/Saturn Apts.	98%	308	2,294
Crystal Springs	99%	95	577
Lakeside Apts.	99%	285	1,764
Landmark Towers	99%	190	297
Magnolia Estates	99%	200	1,137
Valebrook	98%	850	1,082
Willow Wick Apts.	99%	80	414
		$2,368	$ 9,343

During 2007, all of the projects in which REAL II had invested were substantially rented except for Magnolia Estates, which had an average occupancy of 25%, and Willow Wick Apartments which had an average occupancy of 43% for 2007.  The following is a schedule of the status as of December 31, 2007 of the projects owned by the Local Limited Partnerships in which REAL II has invested as a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL II HAS AN INVESTMENT

DECEMBER 31, 2007

			Units
			Authorized
			For Rental
		Financed,	Assistance
		Insured	Under Section	Occupancy Percentage
		And	8 or Other	For the Years Ended
Property Name	No. of	Subsidized	Rent Supplement	December 31,
and Location	Units	Under	Program (E)	2007	2006
Azalea Court
Theodore, AL	48	(A)	48	98%	99%
Branford Elderly
Branford, CT	38	(B)	38	97%	99%
Cherrywood/Saturn Apts.
Twin Falls/Idaho Falls, ID	78	(C)	78	96%	97%
Crystal Springs
Crystal Springs, MS	28	(A)	28	100%	100%
Lakeside Apts.
Mishawaka, IN	48	(B)	48	98%	99%
Landmark Towers
Nampa, ID	40	(C)	40	100%	99%
Magnolia Estates
Gulfport, MS	60	(A)	24	25%	37%
Valebrook
Lawrence, MA	151	(D)	100	99%	98%
Willow Wick Apts.
Centre, AL	24	(A)	5	43%	38%
TOTALS	515		409

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2007.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT’S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2007 the Partnership had 5,317 limited partnership units (“Units”) or 10,634 interests outstanding held by 1,375 limited partners of record.  The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

During the year ended December 31, 2007, the Partnership distributed approximately $1,000,000 to its limited partners from the proceeds received related to the Local Limited Partnership’s sale of Sugar River Mills and from Partnership reserves released during the year ended December 31, 2007. There were no distributions made by the Partnership to its limited partners during the year ended December 31, 2006.

AIMCO and its affiliates owned 870 Units or 1,740 limited partnership interests in the Partnership representing 16.36% of the outstanding interests at December 31, 2007. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership's sale of its interest in a Local Limited Partnership. As discussed below, Sugar River Mills Associates sold its investment property during the year ended December 31, 2007.  During the year ended December 31, 2007, the Partnership distributed approximately $1,000,000 to its limited partners from the proceeds received related to the Local Limited Partnership’s sale of Sugar River Mills and from Partnership reserves released during the year ended December 31, 2007. There were no distributions made by the Partnership to its limited partners during the year ended December 31, 2006.

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

Distributions received from Local Limited Partnerships are recognized as return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the years ended December 31, 2007 and 2006, the Partnership received distributions of approximately $556,000 and $31,000, respectively, from Local Limited Partnerships in which it does not have an investment balance remaining, which were recognized as income.

As of December 31, 2007 and 2006, the Partnership had cash and cash equivalents of approximately $1,832,000 and $2,080,000, respectively.  Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At December 31, 2007, the Partnership has investments in nine Local Limited Partnerships, all of which own housing projects most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations included in “Item 7. Financial Statements”.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the years ended December 31, 2007 and 2006, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2006.

During the year ended December 31, 2007, the Local Operating General Partner sold Sugar River Mills for a gross sale price of approximately $7,961,000. After payment of closing costs, the assumption of the mortgages encumbering the property by the buyer, and payment of other liabilities associated with the property, the Partnership received proceeds of approximately $508,000, which were recognized as a distribution in excess of investment in this Local Limited Partnership during the year ended December 31, 2007.  In addition, during the year ended December 31, 2007, the Partnership received approximately $279,000 from this Local Limited Partnership, which was used to cover the Local Limited Partnership’s New Hampshire tax liability resulting from the sale. This amount is included in accounts payable and accrued expenses at December 31, 2007 and was paid subsequent to December 31, 2007. The Partnership had no investment balance in this Local Limited Partnership at December 31, 2007.

Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $48,000 and $31,000 for the years ended December 31, 2007 and 2006, respectively. These amounts were recognized as income on the statements of operations included in “Item 7. Financial Statements”, in accordance with the equity method of accounting.

During the year ended December 31, 2007, the Partnership advanced approximately $5,000 to one Local Limited Partnership to fund a tax payment.  This advance was repaid during the year ended December 31, 2007.

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

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Limited Partnerships at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. Management fees were approximately $99,000 for each of the years ended December 31, 2007 and 2006.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $41,000 and $50,000 for the years ended December 31, 2007 and 2006, respectively.  The decrease in legal and accounting fees is primarily due to a decrease in fees associated with the Partnership’s annual audit. Administrative expenses were approximately $12,000 and $10,000 for the years ended December 31, 2007 and 2006, respectively.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $4,409,000 and $4,451,000 for the years ended December 31, 2007 and 2006, respectively. Total expenses from continuing operations for the Local Limited Partnerships were approximately $3,791,000 and $3,805,000 for the years ended December 31, 2007 and 2006, respectively. Income from continuing operations for the Local Limited Partnerships for 2007 and 2006 aggregated approximately $618,000 and $646,000, respectively.  The income from continuing operations allocated to the Partnership was approximately $590,000 and $632,000 for 2007 and 2006, respectively. However, none of this allocated income was recognized by the Partnership as the investment balance had already been reduced to zero from prior years' losses, which were in excess of the Partnership’s share of allocated income from continuing operations for the year ended December 31, 2007.

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

Other

AIMCO and its affiliates owned 870 Units or 1,740 limited partnership interests in the Partnership representing 16.36% of the outstanding limited partnership interests at December 31, 2007. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (or “FIN 46”), and applied its requirements to all of the Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

At December 31, 2007, the Partnership holds variable interests in nine VIEs for which the Partnership is not the primary beneficiary.  These nine VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 515 units.  The Partnership is involved with these VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED II

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2007

Statements of Operations - Years ended December 31, 2007 and 2006

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2007 and 2006

Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited II

We have audited the accompanying balance sheet of Real Estate Associates Limited II as of December 31, 2007, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited II at December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 11, 2008

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEET

December 31, 2007

(in thousands)

ASSETS
Cash and cash equivalents		$ 1,832
Investments in and advances to Local Limited Partnerships
(Note 2)		--
Total Assets		$ 1,832

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL
Liabilities:
Accounts payable and accrued expenses (Note 2)		$ 299

Contingencies (Note 6)

Partners' (deficiency) capital:
General partners	$ (187)
Limited partners	1,720	1,533
Total Liabilities and Partners’ (Deficiency) Capital		$ 1,832

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2007	2006
Revenues:
Interest income	$ 102	$ 102

Operating expenses:
Management fees - partners (Note 3)	99	99
Administrative	12	10
Legal and accounting	41	50
Total operating expenses	152	159

Loss from Partnership operations	(50)	(57)

Distributions in excess of investment in Local
Limited Partnerships (Note 2)	556	31

Net income (loss) (Note 4)	$ 506	$ (26)

Net income (loss) allocated to general partners (1%)	$ 5	$ --
Net income (loss) allocated to limited partners (99%)	501	(26)
	$ 506	$ (26)

Net income (loss) per limited partnership interest
(Note 1)	$ 47.09	$ (2.44)

Distribution per limited partnership interest (Note 1)	$ 93.98	$ --

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CHANGES IN PARTNERS’ (DEFICIENCY) CAPITAL

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 1) (A)		10,634

Partners’ (deficiency) capital at
December 31, 2005	$ (192)	$ 2,245	$ 2,053

Net loss for the year ended
December 31, 2006	--	(26)	(26)

Partners’ (deficiency) capital at
December 31, 2006	(192)	2,219	2,027

Distribution to partners	--	(1,000)	(1,000)

Net income for the year ended
December 31, 2007	5	501	506

Partners’ (deficiency) capital at
December 31, 2007	$ (187)	$ 1,720	$ 1,533

(A)

Consists of 10,634 and 10,640 partnership interests at December 31, 2007 and 2006, respectively.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 506	$ (26)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Changes in accounts:
Accounts payable and accrued expenses	271	(19)
Accrued fees due to partners	(25)	25
Net cash provided by (used in) operating activities	752	(20)

Cash flows from investing activities:
Advance to Local Limited Partnership	(5)	--
Repayment of advance to Local Limited Partnership	5	--
Net cash provided by investing activities	--	--

Cash flows used in financing activities
Distribution to limited partners	(1,000)	--

Net decrease in cash and cash equivalents	(248)	(20)
Cash and cash equivalents, beginning of the year	2,080	2,100

Cash and cash equivalents, end of the year	$ 1,832	$ 2,080

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2007 and 2006.

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

Method of Accounting for Investments in Local Limited Partnerships

The investments in local limited partnerships (the “Local Limited Partnerships”) are accounted for using the equity method.

Abandoned Units

During 2007 and 2006, the number of Limited Partnership Interests decreased by 6 and 8 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment.

Net Income (Loss) and Distribution Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at December 31 of the prior year.  Distribution per limited partnership interest for the year ended December 31, 2007 was computed by dividing the limited partners’ distribution by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests was 10,640 and 10,648 at December 31, 2006 and 2005, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2007 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there have been any impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2007 and 2006.

Segment Reporting

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximates their fair value.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (or “FIN 46”), and applied its requirements to all of the Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

At December 31, 2007, the Partnership holds variable interests in nine VIEs for which the Partnership is not the primary beneficiary.  These nine VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 515 units.  The Partnership is involved with these VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

NOTE 2 – INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2007, the Partnership holds limited partnership interests in nine Local Limited Partnerships. As of December 31, 2007, all of the Local Limited Partnerships own residential low income rental projects consisting of 515 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $48,000 and $31,000 for the years ended December 31, 2007 and 2006, respectively.

During the year ended December 31, 2007, the Partnership advanced approximately $5,000 to one Local Limited Partnership to fund a tax payment.  This advance was repaid during the year ended December 31, 2007.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of December 31, 2007.

The difference between the investment per the accompanying balance sheet at December 31, 2007 and the partner’s capital per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership’s recorded value of its investments and its equity in distributions from the Local Limited Partnerships are not individually material to the overall financial position of the Partnership, the unaudited condensed combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2007, and the unaudited combined results of operations for each of the two years in the periods ended December 31, 2007 and 2006 are as follows. (2007 and 2006 amounts exclude the operations of Sugar River Mills Associates which sold its investment property during the year ended December 31, 2007):

Condensed Combined Balance Sheet

of the Local Limited Partnerships

December 31, 2007
(in thousands - unaudited)
Assets:
Land	$ 704
Buildings and improvements, net of
accumulated depreciation of
approximately $15,413	3,995
Other assets	7,276
Total Assets	$11,975

Liabilities and Partners’ Capital:
Liabilities:
Mortgage notes payable	$ 9,343
Other liabilities	758
Total Liabilities	10,101

Partners’ Capital	1,874
Total Liabilities & Partners' Capital	$11,975

Condensed Combined Results of Operations

of the Local Limited Partnerships

	December 31,
	2007	2006
	(in thousands – Unaudited)
Revenues:
Rental income	$ 3,866	$ 3,943
Other income	543	508
Total revenues	4,409	4,451

Expenses:
Operating	2,586	2,560
Financial	762	818
Depreciation and amortization	443	427
Total expenses	3,791	3,805

Income from continuing operations	$ 618	$ 646

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

Sugar River Mills

During the year ended December 31, 2007, the Local Operating General Partner sold Sugar River Mills for a gross sale price of approximately $7,961,000. After payment of closing costs, the assumption of the mortgages encumbering the property by the buyer, and payment of other liabilities associated with the property, the Partnership received proceeds of approximately $508,000, which were recognized as a distribution in excess of investment in this Local Limited Partnership during the year ended December 31, 2007.  In addition, during the year ended December 31, 2007, the Partnership received approximately $279,000 from this Local Limited Partnership, which was used to cover the Local Limited Partnership’s New Hampshire tax liability resulting from the sale. This amount is included in accounts payable and accrued expenses at December 31, 2007 and was paid subsequent to December 31, 2007. The Partnership had no investment balance in this Local Limited Partnership at December 31, 2007.

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $99,000 for each of the years ended December 31, 2007 and 2006.

AIMCO and its affiliates owned 870 limited partnership units (the “Units”) or 1,740 limited partnership interests in the Partnership representing 16.36% of the outstanding limited partnership interests at December 31, 2007. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

NOTE 4 – INCOME TAXES

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

A reconciliation is as follows:

	Years Ended December 31,
	2007	2006
	(in thousands)
Net income (loss) per financial statements	$ 506	$ (26)

Other	(74)	--
Partnership's share of Local Limited
Partnership	6,284	783

Income per tax return	$ 6,716	$ 757
Income per limited partnership interest	$1,249.72	$140.73

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets at December 31, 2007 (in thousands):

Net assets as reported	$ 1,533
Add (deduct):
Investment in Partnerships	1,803
Deferred offering costs	1,422
Receivable	2,094
Other	(39)
Net assets – Federal tax basis	$ 6,813

NOTE 5 – REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH REAL II HAS INVESTED (UNAUDITED)

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)

			Buildings
			and
			Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction

Azalea Court	$ 1,392	$ 62	$ 1,920	$ 1,982	$ 1,229	10/80-3/81

Branford Elderly	386	138	1,649	1,787	1,019	6/80-4/81

Cherrywood/Saturn
Apartments	2,294	146	2,671	2,817	2,221	9/79-4/80

Crystal Springs	577	36	854	890	714	7/80-3/81

Lakeside
Apartments	1,764	115	1,945	2,060	1,669	10/80-6/81

Landmark Towers	297	39	1,722	1,761	1,577	4/79-10/80

Magnolia Estates	1,137	57	1,683	1,740	1,328	3/80-8/80

Valebrook	1,082	89	6,339	6,428	5,092	2/79-2/80

Willow Wick
Apartments	414	22	625	647	564	9/80-5/81
Totals	$ 9,343	$ 704	$19,408	$20,112	$15,413

Reconciliation of real estate (unaudited)

	Years Ended December 31,
	2007	2006
	(in thousands)

Balance at beginning of year	$ 19,980	$ 29,353
Additions during the year	202	611
Disposal of property	(70)	(9,984)
Balance at end of year	$ 20,112	$ 19,980

Reconciliation of accumulated depreciation (unaudited)

	Years Ended December 31,
	2007	2006
	(in thousands)
Balance at beginning of year	$15,040	$21,910
Disposal of property	(70)	(7,297)
Depreciation expense for the year	443	427
Balance at end of year	$15,413	$15,040

NOTE 6 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 8A.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Name	Age	Position
David R. Robertson	42	President, Chief Executive Officer and Director
Harry G. Alcock	45	Executive Vice President and Director
Lance J. Graber	46	Executive Vice President
Lisa R. Cohn	39	Executive Vice President, General Counsel and
		Secretary
Patti K. Fielding	44	Executive Vice President, Securities and Debt;
		Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Martha L. Long	48	Senior Vice President
Stephen B. Waters	46	Vice President

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activity. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.  Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Lance J. Graber was appointed Executive Vice President of the Corporate General Partner in February 2004 and of AIMCO in October 1999 and focuses on transactions related to AIMCO’s portfolio of properties in the eastern portion of the United States.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Corporate General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt; Treasurer of the Corporate General Partner in May 2007. Ms. Fielding was appointed Executive Vice President of AIMCO in February 2003 and also appointed as Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Executive Vice President and Chief Financial Officer of the Corporate General Partner in May 2007.  Mr. Herzog was appointed Chief Financial Officer of AIMCO in November 2005 and was appointed Executive Vice President AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Martha L. Long was appointed Senior Vice President of the Corporate General Partner in May 2007.  Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in May 2007 and of AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 10.

EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2007.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of REAL II. Except as noted below as of December 31, 2007, no person or entity is known to the Partnership to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

	Number of Limited
Entity	Partnership Interests	Percentage
AIMCO Properties, L.P.
(an affiliate of AIMCO)	1,740.0	16.36%

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)

None of the directors or officers of the Corporate General Partner owns directly or beneficially any limited partnership interests in REAL II.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $99,000 for each of the years ended December 31, 2007 and 2006.

AIMCO and its affiliates owned 870 limited partnership units (the “Units”) or 1,740 limited partnership interests in the Partnership representing 16.36% of the outstanding limited partnership interests at December 31, 2007. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 13.

EXHIBITS

See Exhibit Index.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees. Fees for audit services totaled approximately $29,000 and $37,000 for 2007 and 2006, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $10,000 for both 2007 and 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED II

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: April 14, 2008

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/David R. Robertson	Director and President	Date: April 14, 2008
David R. Robertson

/s/Harry G. Alcock	Director and Executive Vice	Date: April 14, 2008
Harry G. Alcock	President

/s/Martha L. Long	Senior Vice President	Date: April 14, 2008
Martha L. Long

/s/Stephen B. Waters	Vice President	Date: April 14, 2008
Stephen B. Waters

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