Form 10-Q
period 2008-03-31
REAL ESTATE ASSOCIATES LTD II
filed 2008-05-09
CIK 314237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [X] No

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEETS

 (in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
ASSETS

Cash and cash equivalents	$ 1,533	$ 1,832
Investments in Local Limited Partnerships
(Note 2)	--	--
Advance receivable (Note 2)	7	--
Total assets	$ 1,540	$ 1,832

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 19	$ 299

Contingencies (Note 4)

Partners' (deficiency) capital:
General partners	(187)	(187)
Limited partners	1,708	1,720
Total liabilities and partners’ (deficiency)
capital	1,521	1,533

	$ 1,540	$ 1,832

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Interest income	$ 18	$ 26

Operating expenses:
Management fees – partners (Note 3)	15	25
Administrative	5	3
Legal and accounting	10	11
Total operating expenses	30	39

Net loss	$ (12)	$ (13)

Net loss allocated to general partners (1%)	$ --	$ --
Net loss allocated to limited partners (99%)	(12)	(13)
	$ (12)	$ (13)

Net loss per limited partnership interest
(Note 1)	$ (1.13)	$ (1.22)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 1) (A)		10,634

Partners' (deficiency) capital
at December 31, 2007	$ (187)	$ 1,720	$ 1,533

Net loss for the three
months ended March 31, 2008	--	(12)	(12)

Partners' (deficiency) capital
at March 31, 2008	$ (187)	$ 1,708	$ 1,521

(A)

Consists of 10,634 partnership interests at March 31, 2008 and December 31, 2007.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (12)	$ (13)
Adjustments to reconcile net loss to net cash used
in operating activities:
Changes in accounts:
Accounts payable and accrued expenses	(280)	(16)
Accrued fees due to partners	--	(25)
Net cash used in operating activities	(292)	(54)

Cash flows used in investing activities:
Advance to Local Limited Partnership	(7)	--

Net decrease in cash and cash equivalents	(299)	(54)
Cash and cash equivalents, beginning of period	1,832	2,080

Cash and cash equivalents, end of period	$ 1,533	$ 2,026

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization And Summary Of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2007 prepared by Real Estate Associates Limited II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008 and the results of operations and changes in cash flows for the three months ended March 31, 2008 and 2007, respectively.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at December 31 of the prior year. The number of limited partnership interests was 10,634 at December 31, 2007 and 10,640 at December 31, 2006.

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

At March 31, 2008 and December 31, 2007, the Partnership holds variable interests in nine VIEs for which the Partnership is not the primary beneficiary.  Those nine VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 515 units.  The Partnership is involved with these VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at March 31, 2008 and December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of March 31, 2008 and December 31, 2007, the Partnership holds limited partnership interests in nine Local Limited Partnerships. As of March 31, 2008, all of the Local Limited Partnerships own residential low income rental projects consisting of 515 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

During the three months ended March 31, 2008, the Partnership advanced approximately $7,000 to one Local Limited Partnership to fund a tax payment, which is included in advance receivable. The Partnership expects to receive repayment of this advance during 2008.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of March 31, 2008 or December 31, 2007.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2008 and 2007 for the Local Limited Partnerships in which the Partnership has invested (2007 amounts exclude the operations of Sugar River Mills Associates, which sold its investment property during the three months ended March 31, 2007) (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenues
Rental and other	$ 1,102	$ 1,113

Expenses
Depreciation	111	107
Interest	190	205
Operating	647	640

	948	952

Income from continuing
operations	$ 154	$ 161

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Sugar River Mills

During the three months ended March 31, 2007, the Local Operating General Partner sold Sugar River Mills for a gross sale price of approximately $7,961,000. After payment of closing costs, the assumption of the mortgages encumbering the property by the buyer, and payment of other liabilities associated with the property, the Partnership received proceeds of approximately $508,000, which were recognized as a distribution in excess of investment in this Local Limited Partnership during the year ended December 31, 2007.  In addition, during the year ended December 31, 2007, the Partnership received approximately $279,000 from this Local Limited Partnership, which was used to cover the Local Limited Partnership’s New Hampshire tax liability resulting from the sale. This amount was paid during the three months ended March 31, 2008. The Partnership had no investment balance in this Local Limited Partnership at March 31, 2008 and December 31, 2007.

Note 3 – Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. For the three months ended March 31, 2008 and 2007, the fee was approximately $15,000 and $25,000, respectively.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. As discussed below, Sugar River Mills Associates sold its investment property during the three months ended March 31, 2007. There were no distributions made by the Partnership to its limited partners during the three months ended March 31, 2008 and 2007.

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

As of March 31, 2008 and 2007, the Partnership had cash and cash equivalents of approximately $1,533,000 and $2,026,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At March 31, 2008, the Partnership has investments in nine Local Limited Partnerships, all of which own housing projects most of which were substantially rented.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the three months ended March 31, 2008 and 2007, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2007.

During the three months ended March 31, 2007, the Local Operating General Partner sold Sugar River Mills for a gross sale price of approximately $7,961,000. After payment of closing costs, the assumption of the mortgages encumbering the property by the buyer, and payment of other liabilities associated with the property, the Partnership received proceeds of approximately $508,000, which were recognized as a distribution in excess of investment in this Local Limited Partnership during the year ended December 31, 2007.  In addition, during the year ended December 31, 2007, the Partnership received approximately $279,000 from this Local Limited Partnership, which was used to cover the Local Limited Partnership’s New Hampshire tax liability resulting from the sale. This amount was paid during the three months ended March 31, 2008. The Partnership had no investment balance in this Local Limited Partnership at March 31, 2008 and December 31, 2007.

There were no operating distributions received from the Local Limited Partnerships during the three months ended March 31, 2008 and 2007.

During the three months ended March 31, 2008, the Partnership advanced approximately $7,000 to one Local Limited Partnership to fund a tax payment, which is included in advance receivable. The Partnership expects to receive repayment of this advance during 2008.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs.  Management fees were approximately $15,000 and $25,000 for the three months ended March 31, 2008 and 2007, respectively.  The decrease in management fees is due to the sale of the property owned by Sugar River Mills Associates during 2007.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $10,000 and $11,000 for the three months ended March 31, 2008 and 2007, respectively.  Administrative expenses were approximately $5,000 and $3,000 for the three months ended March 31, 2008 and 2007, respectively.

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

Other

AIMCO and its affiliates owned 1,740 limited partnership interests in the Partnership representing 16.36% of the outstanding limited partnership interests at March 31, 2008. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At March 31, 2008 and December 31, 2007, the Partnership holds variable interests in nine VIEs for which the Partnership is not the primary beneficiary.  Those nine VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 515 units.  The Partnership is involved with these VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at March 31, 2008 and December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

ITEM 4.

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

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED II

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 9, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 9, 2008	By: /s/Stephen B. Waters
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