Form 10-Q
period 2008-06-30
REAL ESTATE ASSOCIATES LTD II
filed 2008-08-07
CIK 314237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2008

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEETS

 (in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
ASSETS

Cash and cash equivalents	$ 1,526	$ 1,832
Investments in Local Limited Partnerships
(Note 2)	--	--
Accounts receivable (Note 2)	16	1
Total assets	$ 1,542	$ 1,833

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 16	$ 300

Contingencies (Note 4)

Partners' (deficiency) capital:
General partners	(187)	(187)
Limited partners	1,713	1,720
	1,526	1,533
Total liabilities and partners’ (deficiency)
capital	$ 1,542	$ 1,833

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Interest income	$ 8	$ 30	$ 26	$ 56

Operating expenses:
Management fees – partners (Note 3)	15	25	30	50
Administrative	3	2	8	5
Legal and accounting	12	13	22	24
Total operating expenses	30	40	60	79

Loss from Partnership operations	(22)	(10)	(34)	(23)
Distributions in excess of investment
in Local Limited Partnerships (Note 2)	27	231	27	231

Net income (loss)	$ 5	$ 221	$ (7)	$ 208

Net income (loss) allocated to general
partners (1%)	$ --	$ 2	$ --	$ 2
Net income (loss) allocated to limited
partners (99%)	5	219	(7)	206

	$ 5	$ 221	$ (7)	$ 208
Net income (loss) per limited
partnership interest (Note 1)	$ 0.47	$ 20.58	$ (0.66)	$ 19.36
Distribution per limited partnership
interest (Note 1)	$ --	$ 93.98	$ --	$ 93.98

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 1) (A)		10,634

Partners' (deficiency) capital
at December 31, 2007	$ (187)	$ 1,720	$ 1,533

Net loss for the six months
ended June 30, 2008	--	(7)	(7)

Partners' (deficiency) capital
at June 30, 2008	$ (187)	$ 1,713	$ 1,526

(A)

Consists of 10,634 partnership interests at June 30, 2008 and December 31, 2007.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (7)	$ 208
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Changes in accounts:
Accounts receivable	(8)	--
Accrued fees due to partners	--	(25)
Accounts payable and accrued expenses	(284)	563
Net cash (used in) provided by operating activities	(299)	746

Cash flows used in investing activities:
Advances to Local Limited Partnership	(7)	(5)

Cash flows used in financing activities:
Distribution to limited partners	--	(1,000)

Net decrease in cash and cash equivalents	(306)	(259)
Cash and cash equivalents, beginning of period	1,832	2,080

Cash and cash equivalents, end of period	$ 1,526	$ 1,821

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position of the Partnership as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007 and changes in cash flows for the six months ended June 30, 2008 and 2007, respectively.

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

Certain reclassifications have been made to the 2007 balances to conform to the 2008 presentation.

Method of Accounting for Investments in Local Limited Partnerships

The investments in local limited partnerships (the “Local Limited Partnerships”) are accounted for using the equity method.

Net Income (Loss) and Distribution Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at December 31 of the prior year. Distribution per limited partnership interest for the three and six months ended June 30, 2007 was computed by dividing the limited partners’ distribution by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests was 10,634 at December 31, 2007 and 10,640 at December 31, 2006.

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

At June 30, 2008 and December 31, 2007, the Partnership holds variable interests in nine VIEs for which the Partnership is not the primary beneficiary.  Those nine VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 515 units. The Partnership is involved with these VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at June 30, 2008 and December 31, 2007. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of June 30, 2008 and December 31, 2007, the Partnership holds limited partnership interests in nine Local Limited Partnerships. As of June 30, 2008, all of the Local Limited Partnerships own residential low income rental projects consisting of 515 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited statements of operations. Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $27,000 and $19,000 for the six months ended June 30, 2008 and 2007, respectively.

During the six months ended June 30, 2008, the Partnership advanced approximately $7,000 to one Local Limited Partnership to fund a tax payment, which is included in accounts receivable. The Partnership expects to receive repayment of this advance during 2008.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of June 30, 2008 or December 31, 2007.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2008 and 2007 for the Local Limited Partnerships in which the Partnership has invested (2007 amounts exclude the operations of Sugar River Mills Associates, which sold its investment property during the six months ended June 30, 2007) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Rental and other	$ 1,016	$ 1,099	$ 2,118	$ 2,212

Expenses
Depreciation	111	107	222	214
Interest	190	204	380	409
Operating	730	687	1,377	1,327

	1,031	998	1,979	1,950

(Loss) income from continuing
operations	$ (15)	$ 101	$ 139	$ 262

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

Sugar River Mills

During the six months ended June 30, 2007, the Local Operating General Partner sold Sugar River Mills for a gross sale price of approximately $7,961,000. After payment of closing costs, the assumption of the mortgages encumbering the property by the buyer, and payment of other liabilities associated with the property, the Partnership received proceeds of approximately $508,000, approximately $212,000 of which were recognized as a distribution in excess of investment in this Local Limited Partnership during the three and six months ended June 30, 2007. In addition, during the year ended December 31, 2007, the Partnership received approximately $279,000 from this Local Limited Partnership, which was used to cover the Local Limited Partnership’s New Hampshire tax liability resulting from the sale. This amount was paid during the six months ended June 30, 2008. The Partnership had no investment balance in this Local Limited Partnership at June 30, 2008 and December 31, 2007.

Note 3 – Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. For the six months ended June 30, 2008 and 2007, the fee was approximately $30,000 and $50,000, respectively.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. As discussed below, Sugar River Mills Associates sold its investment property during the six months ended June 30, 2007.  During the six months ended June 30, 2007, the Partnership distributed approximately $1,000,000 to its limited partners from the proceeds received related to the Local Limited Partnership’s sale of Sugar River Mills and from Partnership reserves released during the six months ended June 30, 2007. There were no distributions made by the Partnership to its limited partners during the six months ended June 30, 2008.

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

As of June 30, 2008 and 2007, the Partnership had cash and cash equivalents of approximately $1,526,000 and $1,821,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At June 30, 2008, the Partnership has investments in nine Local Limited Partnerships, all of which own housing projects most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the six months ended June 30, 2008 and 2007, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2007.

During the six months ended June 30, 2007, the Local Operating General Partner sold Sugar River Mills for a gross sale price of approximately $7,961,000. After payment of closing costs, the assumption of the mortgages encumbering the property by the buyer, and payment of other liabilities associated with the property, the Partnership received proceeds of approximately $508,000, approximately $212,000 of which were recognized as a distribution in excess of investment in this Local Limited Partnership during the three and six months ended June 30, 2007. In addition, during the year ended December 31, 2007, the Partnership received approximately $279,000 from this Local Limited Partnership, which was used to cover the Local Limited Partnership’s New Hampshire tax liability resulting from the sale. This amount was paid during the six months ended June 30, 2008. The Partnership had no investment balance in this Local Limited Partnership at June 30, 2008 and December 31, 2007.

Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $27,000 and $19,000 for the six months ended June 30, 2008 and 2007, respectively. These amounts were recognized as income on the statements of operations included in “Item 1. Financial Statements” in accordance with the equity method of accounting.

During the six months ended June 30, 2008 and 2007, the Partnership advanced approximately $7,000 and $5,000, respectively, to one Local Limited Partnership to fund tax payments. The Partnership received repayment of the advance made during 2007 during the fourth quarter of 2007 and the Partnership expects to receive repayment during 2008 of the advance made during 2008.

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

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. Management fees were approximately $30,000 and $50,000 for the six months ended June 30, 2008 and 2007, respectively. The decrease in management fees is due to the sale of the property owned by Sugar River Mills Associates during 2007.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $22,000 and $24,000 for the six months ended June 30, 2008 and 2007, respectively, and approximately $12,000 and $13,000 for the three months ended June 30, 2008 and 2007, respectively.

Administrative expenses were approximately $8,000 and $5,000 for the six months ended June 30, 2008 and 2007, respectively, and approximately $3,000 and $2,000 for the three months ended June 30, 2008 and 2007, respectively. The increase in administrative expenses is primarily due to an increase in costs associated with the quarterly and annual communications with investors and regulatory agencies.

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

Other

AIMCO and its affiliates owned 1,740 limited partnership interests in the Partnership representing 16.36% of the outstanding limited partnership interests at June 30, 2008. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At June 30, 2008 and December 31, 2007, the Partnership holds variable interests in nine VIEs for which the Partnership is not the primary beneficiary.  Those nine VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 515 units.  The Partnership is involved with these VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which was zero at June 30, 2008 and December 31, 2007. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

ITEM 4T.

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

REAL ESTATE ASSOCIATES LIMITED II

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 7, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 7, 2008	By: /s/Stephen B. Waters
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