Form 10-K
period 2008-12-31
REAL ESTATE ASSOCIATES LTD II
filed 2009-03-31
CIK 314237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

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

Registrant’s telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Interests

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

REAL II holds limited partnership interests in nine local limited partnerships (the “Local Limited Partnerships”) as of December 31, 2008, as a result of four Local Limited Partnerships selling their investment properties, one each in March 2007, February 2005, August 2004, and April 2003 and after REAL II selling its interest in seven Local Limited Partnerships in December 1998.  All of the Local Limited Partnerships own low income housing projects which are subsidized and/or have mortgage notes payable to or insured by agencies of the Federal or local government.

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

Item 1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Government housing regulations may limit the opportunities at the properties owned by the Local Limited Partnerships

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

Laws benefiting disabled persons may result in the Local Limited Partnerships’ incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Limited Partnerships’ properties, or affect renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that the Local Limited Partnerships’ properties are substantially in compliance with present requirements, the Local Limited Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its property.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

ITEM 2.   PROPERTIES

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2008.

	REAL II	Original Cost
	Percentage	Of Ownership	Mortgage
Partnership	Interest
Interest
			Notes
		(in thousands)	(in thousands)

Azalea Court	95%	$ 165	$ 1,375
Branford Elderly	99%	195	292
Cherrywood/Saturn Apts.	98%	308	2,148
CrystalSprings	99%	95	569
Lakeside Apts.	99%	285	1,753
Landmark Towers	99%	190	202
Magnolia Estates	99%	200	1,137
Valebrook	98%	850	686
Willow Wick Apts.	99%	80	414
		$2,368	$ 8,576

During 2008, all of the projects in which REAL II had invested were substantially rented except for Magnolia Estates, which had an average occupancy of 18%, and Willow Wick Apartments which had an average occupancy of 41% for 2008.  Magnolia Estates sustained damages from Hurricane Katrina in 2005 and is in the process of being rebuilt.  The following is a schedule of the status as of December 31, 2008 of the projects owned by the Local Limited Partnerships in which REAL II has invested as a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL II HAS AN INVESTMENT

DECEMBER 31, 2008

			Units
			Authorized
			For Rental
		Financed,
Assistance

		Insured	Under Section	Occupancy Percentage
		And	8 or Other	For the Years Ended
Property Name	No. of	Subsidized	Rent Supplement	December 31,
and Location	Units	Under	Program (E)	2008	2007
Azalea Court
Theodore, AL	48	(A)	48	96%	98%
Branford Elderly
Branford, CT	38	(B)	38	97%	97%
Cherrywood/Saturn Apts.
Twin Falls/Idaho Falls, ID	78	(C)	78	96%	96%
Crystal Springs
Crystal Springs, MS	28	(A)	28	99%	100%
Lakeside Apts.
Mishawaka, IN	48	(B)	48	97%	98%
Landmark Towers
Nampa, ID	40	(C)	40	99%	100%
Magnolia Estates
Gulfport, MS	60	(A)	24	18%	25%
Valebrook
Lawrence, MA	151	(D)	100	98%	99%
Willow Wick Apts.
Centre, AL	24	(A)	5	41%	43%
TOTALS	515		409

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise during the quarter ended December 31, 2008.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2008, the Partnership had 5,313 limited partnership units (“Units”) or 10,626 interests outstanding held by 1,348 limited partners of record.  The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

During the years ended December 31, 2008 and 2007, the Partnership distributed approximately $400,000 and $1,000,000, respectively, to its limited partners from the proceeds received related to the Local Limited Partnership’s sale of Sugar River Mills and from Partnership reserves released during the years ended December 31, 2008 and 2007.

AIMCO and its affiliates owned 870 Units or 1,740 limited partnership interests in the Partnership representing 16.37% of the outstanding limited partnership interests at December 31, 2008. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership's sale of its interest in a Local Limited Partnership. As discussed below, Sugar River Mills Associates sold its investment property during the year ended December 31, 2007.  During the years ended December 31, 2008 and 2007, the Partnership distributed approximately $400,000 and $1,000,000, respectively, to its limited partners from the proceeds received related to the Local Limited Partnership’s sale of Sugar River Mills and from Partnership reserves released during the years ended December 31, 2008 and 2007.

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

Distributions received from Local Limited Partnerships are recognized as return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the years ended December 31, 2008 and 2007, the Partnership received distributions of approximately $30,000 and $556,000, respectively, from Local Limited Partnerships in which it does not have an investment balance remaining, which were recognized as income.

As of December 31, 2008 and 2007, the Partnership had cash and cash equivalents of approximately $1,091,000 and $1,832,000, respectively.  Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment.  Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At December 31, 2008, the Partnership has investments in nine Local Limited Partnerships, all of which own housing projects most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the years ended December 31, 2008 and 2007, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2007.

During the year ended December 31, 2007, the Local Operating General Partner sold Sugar River Mills for a gross sale price of approximately $7,961,000. After payment of closing costs, the assumption of the mortgages encumbering the property by the buyer, and payment of other liabilities associated with the property, the Partnership received proceeds of approximately $508,000, which were recognized as a distribution in excess of investment in this Local Limited Partnership during the year ended December 31, 2007.  In addition, during the year ended December 31, 2007, the Partnership received approximately $279,000 from this Local Limited Partnership, which was used to cover the Local Limited Partnership’s New Hampshire tax liability resulting from the sale. This amount was paid during the year ended December 31, 2008. The Partnership had no investment balance in this Local Limited Partnership at December 31, 2008 and 2007.

Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $30,000 and $48,000 for the years ended December 31, 2008 and 2007, respectively. These amounts were recognized as income on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”, in accordance with the equity method of accounting.

During the years ended December 31, 2008 and 2007, the Partnership advanced approximately $7,000 and $5,000, respectively, to one Local Limited Partnership to fund tax payments. The Partnership received repayment of the advance made during 2007 during the year ended December 31, 2007. The Partnership expects to receive repayment during the second quarter of 2009 of the advance made during 2008.

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

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs.  Management fees were approximately $60,000 and $99,000 for the years ended December 31, 2008 and 2007, respectively. The decrease in management fees is due to the sale of the property owned by Sugar River Mills Associates during 2007.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $49,000 and $41,000 for the years ended December 31, 2008 and 2007, respectively.  The increase in legal and accounting fees is primarily due to increases in professional fees and fees associated with the Partnership’s annual audit. Administrative expenses were approximately $14,000 and $12,000 for the years ended December 31, 2008 and 2007, respectively.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $4,493,000 and $4,409,000 for the years ended December 31, 2008 and 2007, respectively. Total expenses from continuing operations for the Local Limited Partnerships were approximately $3,785,000 and $3,791,000 for the years ended December 31, 2008 and 2007, respectively. Income from continuing operations for the Local Limited Partnerships for 2008 and 2007 aggregated approximately $708,000 and $618,000, respectively.  The income from continuing operations allocated to the Partnership was approximately $693,000 and $590,000 for 2008 and 2007, respectively. However, none of this allocated income was recognized by the Partnership as the investment balance had already been reduced to zero from prior years' losses, which were in excess of the Partnership’s share of allocated income for the years ended December 31, 2008 and 2007.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage ranges from 95% to 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

AIMCO and its affiliates owned 870 Units or 1,740 limited partnership interests in the Partnership representing 16.37% of the outstanding limited partnership interests at December 31, 2008. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At December 31, 2008 and 2007, the Partnership holds variable interests in nine VIEs for which the Partnership is not the primary beneficiary.  Those nine VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 515 units.  The Partnership is involved with these VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which were zero at December 31, 2008 and 2007. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 1 – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data".  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.   The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Item 8. Financial Statements and Supplementary Data - Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REAL ESTATE ASSOCIATES LIMITED II

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2008 and 2007

Statements of Operations - Years ended December 31, 2008 and 2007

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2008 and 2007

Statements of Cash Flows - Years ended December 31, 2008 and 2007

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited II

We have audited the accompanying balance sheets of Real Estate Associates Limited II as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited II at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

                                                            /s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2009

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEETS

(in thousands)

	December 31,

	2008	2007
ASSETS

Cash and cash equivalents	$ 1,091	$ 1,832
Investments in Local Limited Partnerships
(Note 2)	--	--
Other receivables (Note 2)	8	1
Total assets	$ 1,099	$ 1,833

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses (Note 2)	$ 24	$ 300

Contingencies (Note 6)

Partners' (deficiency) capital:
General partners	(188)	(187)
Limited partners	1,263	1,720
	1,075	1,533
Total liabilities and partners’ (deficiency) capital	$ 1,099	$ 1,833

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2008	2007
Revenues:
Interest income	$ 35	$ 102

Operating expenses:
Management fees - partners (Note 3)	60	99
Administrative	14	12
Legal and accounting	49	41
Total operating expenses	123	152

Loss from Partnership operations	(88)	(50)

Distributions in excess of investment in Local
Limited Partnerships (Note 2)	30	556

Net (loss) income (Note 4)	$ (58)	$ 506

Net (loss) income allocated to general partners (1%)	$ (1)	$ 5
Net (loss) income allocated to limited partners (99%)	(57)	501
	$ (58)	$ 506

Net (loss) income per limited partnership interest
(Note 1)	$ (5.36)	$ 47.09

Distributions per limited partnership interest (Note 1)	$ 37.62	$ 93.98

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CHANGES IN PARTNERS’ (DEFICIENCY) CAPITAL

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 1) (A)		10,626

Partners’ (deficiency) capital at
December 31, 2006	$ (192)	$ 2,219	$ 2,027

Distribution to partners	--	(1,000)	(1,000)

Net income for the year ended
December 31, 2007	5	501	506

Partners’ (deficiency) capital at
December 31, 2007	(187)	1,720	1,533

Distribution to partners	--	(400)	(400)

Net loss for the year ended
December 31, 2008	(1)	(57)	(58)

Partners’ (deficiency) capital at
December 31, 2008	$ (188)	$ 1,263	$ 1,075

(A)   Consists of 10,626 and 10,634 partnership interests at December 31, 2008 and 2007, respectively.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$ (58)	$ 506
Adjustments to reconcile net (loss) income to net cash
(used in) provided byoperating activities:
Changes in accounts:
Accounts payable and accrued expenses	(276)	271
Accrued fees due to partners	--	(25)
Net cash (used in) provided byoperating activities	(334)	752

Cash flows from investing activities:
Advances to Local Limited Partnership	(7)	(5)
Repayment of advances to Local Limited Partnership	--	5
Net cash used in investing activities	(7)	--

Cash flows used in financing activities
Distributions to limited partners	(400)	(1,000)

Net decrease in cash and cash equivalents	(741)	(248)
Cash and cash equivalents, beginning of the year	1,832	2,080

Cash and cash equivalents, end of the year	$ 1,091	$ 1,832

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2008 and 2007.

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

Abandoned Units

During 2008 and 2007, the number of Limited Partnership Interests decreased by 8 and 6 interests, respectively, due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment.

Net (Loss) Income and Distributions Per Limited Partnership Interest

Net (loss) income per limited partnership interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at December 31 of the prior year.  Distributions per limited partnership interest for the years ended December 31, 2008 and 2007 was computed by dividing the limited partners’ distributions by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests was 10,634 and 10,640 at December 31, 2007 and 2006, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at December 31, 2008 and 2007 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there have been any impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2008 and 2007.

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

At December 31, 2008 and 2007, the Partnership holds variable interests in nine VIEs for which the Partnership is not the primary beneficiary.  Those nine VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 515 units.  The Partnership is involved with these VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which were zero at December 31, 2008 and 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

NOTE 2 – INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2008 and 2007, the Partnership holds limited partnership interests in nine Local Limited Partnerships. As of December 31, 2008, all of the Local Limited Partnerships own residential low income rental projects consisting of 515 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $30,000 and $48,000 for the years ended December 31, 2008 and 2007, respectively.

During the years ended December 31, 2008 and 2007, the Partnership advanced approximately $7,000 and $5,000, respectively, to one Local Limited Partnership to fund tax payments. The Partnership received repayment of the advance made during 2007 during the year ended December 31, 2007. The Partnership expects to receive repayment during the second quarter of 2009 of the advance made during 2008.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of December 31, 2008 and 2007.

The difference between the investment per the accompanying balance sheets at December 31, 2008 and 2007 and the partner’s capital per the Local Limited Partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership’s recorded value of its investments and its equity in distributions from the Local Limited Partnerships are not individually material to the overall financial position of the Partnership, the unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2008 and 2007, and the unaudited combined results of operations for each of the two years in the periods ended December 31, 2008 and 2007 are as follows. (2007 amounts exclude the operations of Sugar River Mills Associates which sold its investment property during the year ended December 31, 2007):

Condensed Combined Balance Sheets

of the Local Limited Partnerships

	December 31,
Assets:	2008	2007
	(in thousands - unaudited)
Land	$ 691	$ 704
Buildings and improvements, net of accumulated
depreciation of approximately $15,832 and
$15,413, respectively	4,249	3,995
Other assets	7,244	7,276
Total Assets	$12,184	$11,975

Liabilities and Partners’ Capital:
Liabilities:
Mortgage notes payable	$ 8,576	$ 9,343
Other liabilities	1,090	758
Total Liabilities	9,666	10,101

Partners’ Capital	2,518	1,874
Total Liabilities & Partners' Capital	$12,184	$11,975

Condensed Combined Results of Operations

of the Local Limited Partnerships

	Year Ended December 31,
	2008	2007
	(in thousands – unaudited)
Revenues:
Rental income	$ 3,914	$ 3,866
Other income	579	543
Total revenues	4,493	4,409

Expenses:
Operating	2,657	2,586
Financial	701	762
Depreciation and amortization	427	443
Total expenses	3,785	3,791

Income from continuing operations	$ 708	$ 618

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

Sugar River Mills

During the year ended December 31, 2007, the Local Operating General Partner sold Sugar River Mills for a gross sale price of approximately $7,961,000. After payment of closing costs, the assumption of the mortgages encumbering the property by the buyer, and payment of other liabilities associated with the property, the Partnership received proceeds of approximately $508,000, which were recognized as a distribution in excess of investment in this Local Limited Partnership during the year ended December 31, 2007.  In addition, during the year ended December 31, 2007, the Partnership received approximately $279,000 from this Local Limited Partnership, which was used to cover the Local Limited Partnership’s New Hampshire tax liability resulting from the sale. This amount was paid during the year ended December 31, 2008. The Partnership had no investment balance in this Local Limited Partnership at December 31, 2008 and 2007.

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $60,000 and $99,000 for the years ended December 31, 2008 and 2007, respectively.

AIMCO and its affiliates owned 870 limited partnership units (the “Units”) or 1,740 limited partnership interests in the Partnership representing 16.37% of the outstanding limited partnership interests at December 31, 2008. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation is as follows:

	Years Ended December 31,
	2008	2007
	(in thousands)
Net (loss) income per financial statements	$ (58)	$ 506

Other	82	(74)
Partnership's share of Local Limited
Partnership	634	6,284

Income per tax return	$ 658	$ 6,716
Income per limited partnership interest	$ 122.59	$1,249.72

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets and liabilities (in thousands):

	2008	2008
Net assets as reported	$1,075	$1,533
Add (deduct):
Investment in Partnerships	2,436	1,803
Deferred offering costs	1,422	1,422
Receivable	2,094	2,094
Other	42	(39)
Net assets – Federal tax basis	$7,069	$6,813

NOTE 5 – REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH REAL II HAS INVESTED (UNAUDITED)

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)

			Buildings
			and
			Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction

Azalea Court	$ 1,375	$ 62	$ 1,963	$ 2,025	$ 1,281	10/80-3/81

Branford Elderly	292	138	1,900	2,038	1,067	6/80-4/81

Cherrywood/Saturn
Apartments	2,148	146	2,673	2,819	2,255	9/79-4/80

CrystalSprings	569	36	897	933	730	7/80-3/81

Lakeside
Apartments	1,753	102	1,953	2,055	1,694	10/80-6/81

Landmark Towers	202	39	1,729	1,768	1,597	4/79-10/80

Magnolia Estates	1,137	57	1,684	1,741	1,357	3/80-8/80

Valebrook	686	89	6,658	6,747	5,279	2/79-2/80

Willow Wick
Apartments	414	22	624	646	572	9/80-5/81
Totals	$ 8,576	$ 691	$20,081	$20,772	$15,832

Reconciliation of real estate(unaudited)

	Years Ended December 31,
	2008	2007
	(in thousands)

Balance at beginning of year	$ 20,112	$ 19,980
Additions during the year	678	202
Disposal of property	(18)	(70)
Balance at end of year	$ 20,772	$ 20,112

Reconciliation of accumulated depreciation(unaudited)

	Years Ended December 31,
	2008	2007
	(in thousands)
Balance at beginning of year	$15,413	$15,040
Disposal of property	(8)	(70)
Depreciation expense for the year	427	443
Balance at end of year	$15,832	$15,413

NOTE 6 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position
David R. Robertson	43	President, Chief Executive Officer, Chief Financial Officer and Director
Harry G. Alcock	46	Executive Vice President and Director
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President - Securities and Debt;
		Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting
		Officer
Steven D. Cordes	37	Senior Vice President
Stephen B. Waters	47	Vice President

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  In addition Mr. Robertson became the Chief Financial Officer of the Corporate General Partner and AIMCO in March 2009.  Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities. Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a privately held chain of specialty food stores that he founded.

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

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Steven D. Cordes has been a Senior Vice President of the Corporate General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 11.    EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of REAL II. Except as noted below as of December 31, 2008, no person or entity is known to the Partnership to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

	Number of Limited

Entity	Partnership Interests
Percentage

AIMCO Properties, L.P.
(an affiliate of AIMCO)	1,740.0	16.37%

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)   None of the directors or officers of the Corporate General Partner owns directly or beneficially any limited partnership interests in REAL II.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $60,000 and $99,000 for the years ended December 31, 2008 and 2007, respectively.

AIMCO and its affiliates owned 870 limited partnership units (the “Units”) or 1,740 limited partnership interests in the Partnership representing 16.37% of the outstanding limited partnership interests at December 31, 2008. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees. Fees for audit services totaled approximately $31,000 and $29,000 for 2008 and 2007, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $12,000 and $10,000 for 2008 and 2007, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)            The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets – December 31, 2008 and 2007

Statements of Operations - Years Ended December 31, 2008 and 2007

Statements of Changes in Partners' (Deficiency) Capital - Years Ended December 31, 2008 and 2007

Statements of Cash Flows - Years Ended December 31, 2008 and 2007

Notes to Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED II

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David R. Robertson	Director and President	Date: March 31, 2009
David R. Robertson

/s/Harry G. Alcock	Director and Executive Vice	Date: March 31, 2009
Harry G. Alcock	President

/s/Steven D. Cordes	Senior Vice President	Date: March 31, 2009
Steven D. Cordes

/s/Stephen B. Waters	Vice President	Date: March 31, 2009
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