Form 10-K
period 2009-12-31
REAL ESTATE ASSOCIATES LTD II
filed 2010-03-31
CIK 314237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The general partners of REAL II are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner"), a California Corporation, and National Partnership Investments Associates, a California limited partnership. The business of REAL II is conducted primarily by NAPICO, a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

REAL II holds limited partnership interests in nine local limited partnerships (the “Local Limited Partnerships”) as of December 31, 2009, as a result of four Local Limited Partnerships selling their investment properties, one each in March 2007, February 2005, August 2004, and April 2003 and after REAL II selling its interest in seven Local Limited Partnerships in December 1998.  All of the Local Limited Partnerships own low income housing projects which are subsidized and/or have mortgage notes payable to or insured by agencies of the Federal or local government.

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

ITEM 2.   PROPERTIES

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2009.

	REAL II	Original Cost
	Percentage	Of Ownership	Mortgage
Partnership	Interest
Interest
			Notes
		(in thousands)	(in thousands)

Azalea Court	95%	$ 165	$ 1,357
Branford Elderly	99%	195	190
Cherrywood/Saturn Apts.	98%	308	1,988
Crystal Springs	99%	95	560
Lakeside Apts.	99%	285	1,721
Landmark Towers	99%	190	100
Magnolia Estates	99%	200	1,137
Valebrook	98%	850	259
Willow Wick Apts.	99%	80	414
		$2,368	$ 7,726

During 2009, all of the projects in which REAL II had invested were substantially rented except for Magnolia Estates, which had an average occupancy of 32%, and Willow Wick Apartments which had an average occupancy of 48% for 2009.  Magnolia Estates sustained damages from Hurricane Katrina in 2005 and is in the process of being rebuilt. At December 31, 2009, Magnolia Estates was 72% occupied. The following is a schedule of the status as of December 31, 2009 of the projects owned by the Local Limited Partnerships in which REAL II has invested as a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL II HAS AN INVESTMENT

DECEMBER 31, 2009

			Units
			Authorized
			For Rental
		Financed,
Assistance

		Insured	Under Section	Occupancy Percentage
		And	8 or Other	For the Years Ended
Property Name	No. of	Subsidized	Rent Supplement	December 31,
and Location	Units	Under	Program (E)	2009	2008
Azalea Court
Theodore, AL	48	(A)	48	91%	96%
Branford Elderly
Branford, CT	38	(B)	38	98%	97%
Cherrywood/Saturn Apts.
Twin Falls/Idaho Falls	78	(C)	78	96%	96%
Falls, ID
Crystal Springs
Crystal Springs, MS	28	(A)	28	99%	99%
Lakeside Apts.
Mishawaka, IN	48	(B)	48	99%	97%
Landmark Towers
Nampa, ID	40	(C)	40	100%	99%
Magnolia Estates
Gulfport, MS	60	(A)	24	32%	18%
Valebrook
Lawrence, MA	151	(D)	100	99%	98%
Willow Wick Apts.
Centre, AL	24	(A)	5	48%	41%
TOTALS	515		409

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

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2009, the Partnership had 5,313 limited partnership units (“Units”) or 10,626 interests outstanding held by 1,346 limited partners of record.  The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

During the year ended December 31, 2008, the Partnership distributed approximately $400,000 to its limited partners from the proceeds received related to the Local Limited Partnership’s sale of Sugar River Mills and from Partnership reserves released during the year ended December 31, 2008. There were no distributions made by the Partnership to its limited partners during the year ended December 31, 2009.

AIMCO and its affiliates owned 870 Units or 1,740 limited partnership interests in the Partnership representing 16.37% of the outstanding limited partnership interests at December 31, 2009. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary source of funds includes distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership's sale of its interest in a Local Limited Partnership. Sugar River Mills Associates sold its investment property during 2007.  During the year ended December 31, 2008, the Partnership distributed approximately $400,000 to its limited partners from the proceeds received related to the Local Limited Partnership’s sale of Sugar River Mills and from Partnership reserves released during the year ended December 31, 2008. There were no distributions made by the Partnership to its limited partners during the year ended December 31, 2009.

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

Distributions received from Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the years ended December 31, 2009 and 2008, the Partnership received operating distributions of approximately $57,000 and $30,000, respectively, from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnership has been reduced to zero.

As of December 31, 2009 and 2008, the Partnership had cash and cash equivalents of approximately $1,034,000 and $1,091,000, respectively.  Cash and cash equivalents are on deposit with a financial institution. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.

Results of Operations

At December 31, 2009, the Partnership has investments in nine Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the years ended December 31, 2009 and 2008, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2008.

Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $57,000 and $30,000 for the years ended December 31, 2009 and 2008, respectively. These amounts were recognized as income on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”, in accordance with the equity method of accounting.

During the years ended December 31, 2009 and 2008, the Partnership advanced approximately $4,000 and $7,000, respectively, to one Local Limited Partnership, Branford Development Associates, to fund tax payments, which is included in other receivables on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnership. The Partnership received repayment of the advance made in 2008 during the year ended December 31, 2009. The Partnership expects to receive repayment during the second quarter of 2010 of the advance made during 2009.

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

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs.  Management fees were approximately $60,000 for each of the years ended December 31, 2009 and 2008.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $44,000 and $49,000 for the years ended December 31, 2009 and 2008, respectively.  Administrative expenses were approximately $12,000 and $14,000 for the years ended December 31, 2009 and 2008, respectively.

Total revenues for the Local Limited Partnerships were approximately $4,493,000 and $4,493,000 for the years ended December 31, 2009 and 2008, respectively. Total expenses for the Local Limited Partnerships were approximately $3,736,000 and $3,785,000 for the years ended December 31, 2009 and 2008, respectively. Net income for the Local Limited Partnerships for 2009 and 2008 aggregated approximately $757,000 and $708,000, respectively. The net income allocated to the Partnership was approximately $724,000 and $693,000 for 2009 and 2008, respectively. However, none of this allocated income was recognized by the Partnership as the investment balance had already been reduced to zero from prior years' losses, which were in excess of the Partnership’s share of allocated income for the years ended December 31, 2009 and 2008.

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

Other

AIMCO and its affiliates owned 870 Units or 1,740 limited partnership interests in the Partnership representing 16.37% of the outstanding limited partnership interests at December 31, 2009. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At December 31, 2009 and 2008, the Partnership holds variable interests in nine VIEs for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.  The Partnership and the general partner of each Local Limited Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Limited Partnerships and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

•         the principal purpose of the Local Limited Partnerships is to conduct a business that is complementary to the general partners’ primary business (ownership and management of real estate properties);

•         the general partners conduct and manage the business of the Local Limited Partnerships;

•         the general partners have the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnerships’ underlying real estate properties;

•         the general partners are responsible for approving operating and capital budgets for the properties owned by the Local Limited Partnerships;

•         the general partners are obligated to fund any recourse obligations of the Local Limited Partnerships; and

•         the general partners are authorized to borrow funds on behalf of the Local Limited Partnerships.

The nine VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 515 units.  The Partnership is involved with these VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which were approximately $4,000 and $7,000 at December 31, 2009 and 2008, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REAL ESTATE ASSOCIATES LIMITED II

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2009 and 2008

Statements of Operations - Years ended December 31, 2009 and 2008

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2009 and 2008

Statements of Cash Flows - Years ended December 31, 2009 and 2008

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited II

We have audited the accompanying balance sheets of Real Estate Associates Limited II as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited II at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

                                                            /s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2010

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEETS

(in thousands)

	December 31,
	2009	2008
ASSETS

Cash and cash equivalents	$ 1,034	$ 1,091
Investments in Local Limited Partnerships (Note 2)	--	--
Other receivables (Note 2)	9	8
Total assets	$ 1,043	$ 1,099

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 26	$ 24

Contingencies (Note 6)

Partners' (deficiency) capital:
General partners	(189)	(188)
Limited partners	1,206	1,263
	1,017	1,075
Total liabilities and partners’ (deficiency)
capital	$ 1,043	$ 1,099

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2009	2008
Revenues:
Interest income	$ 1	$ 35

Operating expenses:
Management fees - partners (Note 3)	60	60
Administrative	12	14
Legal and accounting	44	49
Total operating expenses	116	123

Loss from Partnership operations	(115)	(88)

Distributions in excess of investment in Local
Limited Partnerships (Note 2)	57	30

Net loss (Note 4)	$ (58)	$ (58)

Net loss allocated to general partners (1%)	$ (1)	$ (1)
Net loss allocated to limited partners (99%)	(57)	(57)
	$ (58)	$ (58)

Net loss per limited partnership interest (Note 1)	$ (5.36)	$ (5.36)

Distribution per limited partnership interest (Note 1)	$ --	$ 37.62

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CHANGES IN PARTNERS’ (DEFICIENCY) CAPITAL

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 1) (A)		10,626

Partners’ (deficiency) capital at
December 31, 2007	$ (187)	$ 1,720	$ 1,533

Distribution to partners	--	(400)	(400)

Net loss for the year ended
December 31, 2008	(1)	(57)	(58)

Partners’ (deficiency) capital at
December 31, 2008	(188)	1,263	1,075

Net loss for the year ended
December 31, 2009	(1)	(57)	(58)

Partners’ (deficiency) capital at
December 31, 2009	$ (189)	$ 1,206	$ 1,017

(A)   Consists of 10,626 partnership interests at December 31, 2009 and 2008.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (58)	$ (58)
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in accounts:
Other receivables	(4)	--
Accounts payable and accrued expenses	2	(276)
Net cash used in operating activities	(60)	(334)

Cash flows from investing activities:
Advances to Local Limited Partnership	(4)	(7)
Repayment of advances to Local Limited Partnership	7	--
Net cash provided by(used in) investing
activities	3	(7)

Cash flows used in financing activities
Distribution to limited partners	--	(400)

Net decrease in cash and cash equivalents	(57)	(741)
Cash and cash equivalents, beginning of the year	1,091	1,832

Cash and cash equivalents, end of the year	$ 1,034	$ 1,091

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Real Estate Associates Limited II (the “Partnership”) was formed under the California Limited Partnership Act on December 4, 1979.  The Partnership was formed to invest in other limited partnerships which own and operate primarily federal, state or local government-assisted housing projects. The general partners are National Partnership Investments Associates, a limited partnership, and National Partnership Investments Corp. (“NAPICO” or the “Corporate General Partner”).  The business of the Partnership is conducted primarily by NAPICO. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2009 and 2008.

Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

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

Abandoned Units

During 2008, the number of Limited Partnership Interests decreased by 8 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. No such Limited Partnership Interests were abandoned during 2009.

Net Loss and Distribution Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year.  Distribution per limited partnership interest for the years ended December 31, 2009 and 2008 was computed by dividing the limited partners’ distribution by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 10,626 and 10,634 for the years ended December 31, 2009 and 2008, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at December 31, 2009 and 2008 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there have been any impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2009 and 2008.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a VIE. The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. The Partnership will adopt SFAS 167 effective January 1, 2010.  The Partnership does not believe that the adoption of SFAS 167 will have a significant effect on the Partnerships financial statements.  As of December 31, 2009, SFAS 167 had not been added to the FASB ASC.

Segment Reporting

FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas and major customers. As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet at December 31, 2009 that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2009 and 2008, the Partnership holds variable interests in nine VIEs for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.  The Partnership and the general partner of each Local Limited Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Limited Partnerships and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

•         the principal purpose of the Local Limited Partnerships is to conduct a business that is complementary to the general partners’ primary business (ownership and management of real estate properties);

•         the general partners conduct and manage the business of the Local Limited Partnerships;

•         the general partners have the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnerships’ underlying real estate properties;

•         the general partners are responsible for approving operating and capital budgets for the properties owned by the Local Limited Partnerships;

•         the general partners are obligated to fund any recourse obligations of the Local Limited Partnerships; and

•         the general partners are authorized to borrow funds on behalf of the Local Limited Partnerships.

The nine VIEs consist of Local Limited Partnerships in which the Partnership acquired an interest prior to the adoption of FIN 46 that are directly engaged in the ownership and management of nine apartment properties with a total of 515 units.  The Partnership is involved with these VIEs as a non-controlling limited partner equity holder.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from those VIEs, which were approximately $4,000 and $7,000 at December 31, 2009 and 2008, respectively.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

NOTE 2 – INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2009 and 2008, the Partnership holds limited partnership interests in nine Local Limited Partnerships. As of December 31, 2009, all of the Local Limited Partnerships own residential low income rental projects consisting of 515 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $57,000 and $30,000 for the years ended December 31, 2009 and 2008, respectively.

During the years ended December 31, 2009 and 2008, the Partnership advanced approximately $4,000 and $7,000, respectively, to one Local Limited Partnership, Branford Development Associates, to fund tax payments, which is included in other receivables. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnership. The Partnership received repayment of the advance made in 2008 during the year ended December 31, 2009. The Partnership expects to receive repayment during the second quarter of 2010 of the advance made during 2009.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of December 31, 2009 and 2008.

The difference between the investment per the accompanying balance sheets at December 31, 2009 and 2008 and the partner’s capital per the Local Limited Partnerships' condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership’s recorded value of its investments and its equity in distributions from the Local Limited Partnerships are not individually material to the overall financial position of the Partnership, the unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2009 and 2008, and the unaudited condensed combined results of operations for each of the two years in the periods ended December 31, 2009 and 2008 are as follows.

Condensed Combined Balance Sheets

of the Local Limited Partnerships

	December 31,
Assets:	2009	2008
	(in thousands - unaudited)
Land	$ 691	$ 691
Buildings and improvements, net of accumulated
depreciation of approximately $16,265 and
$15,832, respectively	4,399	4,249
Other assets	6,703	7,244
Total Assets	$11,793	$12,184

Liabilities and Partners’ Capital:
Liabilities:
Mortgage notes payable	$ 7,726	$ 8,576
Other liabilities	896	1,090
Total Liabilities	8,622	9,666

Partners’ Capital	3,171	2,518
Total Liabilities & Partners' Capital	$11,793	$12,184

Condensed Combined Results of Operations

of the Local Limited Partnerships

	Year Ended December 31,
	2009	2008
	(in thousands – unaudited)
Revenues:
Rental income	$ 4,068	$ 3,914
Other income	425	579
Total revenues	4,493	4,493

Expenses:
Operating	2,660	2,657
Financial	639	701
Depreciation and amortization	437	427
Total expenses	3,736	3,785

Net income	$ 757	$ 708

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

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $60,000 for each of the years ended December 31, 2009 and 2008.

AIMCO and its affiliates owned 870 limited partnership units (the “Units”) or 1,740 limited partnership interests in the Partnership representing 16.37% of the outstanding limited partnership interests at December 31, 2009. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation is as follows:

	Years Ended December 31,
	2009	2008
	(in thousands)
Net loss per financial statements	$ (58)	$ (58)

Other	(2)	82
Partnership's share of Local Limited
Partnership	740	634

Income per tax return	$ 680	$ 658
Income per limited partnership interest	$ 126.73	$ 122.59

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets and liabilities (in thousands):

	2009	2008
Net assets as reported	$1,017	$1,075
Add:
Investment in Partnerships	3,171	2,436
Deferred offering costs	1,422	1,422
Receivable	2,094	2,094
Other	41	42
Net assets – Federal tax basis	$7,745	$7,069

NOTE 5 – REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH REAL II HAS INVESTED (UNAUDITED)

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)

			Buildings
			and
			Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction

Azalea Court	$ 1,357	$ 62	$ 1,969	$ 2,031	$ 1,335	10/80-3/81

Branford Elderly	190	138	1,935	2,073	1,122	6/80-4/81

Cherrywood/Saturn
Apartments	1,988	146	2,672	2,818	2,283	9/79-4/80

Crystal Springs	560	36	906	942	747	7/80-3/81

Lakeside
Apartments	1,721	102	1,964	2,066	1,721	10/80-6/81

Landmark Towers	100	39	1,742	1,781	1,620	4/79-10/80

Magnolia Estates	1,137	57	1,684	1,741	1,386	3/80-8/80

Valebrook	259	89	7,166	7,255	5,469	2/79-2/80

Willow Wick
Apartments	414	22	626	648	582	9/80-5/81
Totals	$ 7,726	$ 691	$20,664	$21,355	$16,265

Reconciliation of real estate(unaudited)

	Years Ended December 31,
	2009	2008
	(in thousands)

Balance at beginning of year	$ 20,772	$ 20,112
Additions during the year	583	678
Disposal of property	--	(18)
Balance at end of year	$ 21,355	$ 20,772

Reconciliation of accumulated depreciation(unaudited)

	Years Ended December 31,
	2009	2008
	(in thousands)
Balance at beginning of year	$15,832	$15,413
Disposal of property	--	(8)
Depreciation expense for the year	433	427
Balance at end of year	$16,265	$15,832

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

John Bezzant	47	Director and Senior Vice President
Ernest M. Freedman	39	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Steven D. Cordes	38	Senior Vice President
Stephen B. Waters	48	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Corporate General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Ernest M. Freedman was appointed Director, Executive Vice President and Chief Financial Officer of the Corporate General Partner and Executive Vice President and Chief Financial Officer of AIMCO in November 2009. Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts. Mr. Freedman brings particular expertise to the Board in the areas of finance and accounting.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Corporate General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

ITEM 11.    EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of REAL II. Except as noted below as of December 31, 2009, no person or entity is known to the Partnership to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $60,000 for each of the years ended December 31, 2009 and 2008.

AIMCO and its affiliates owned 870 limited partnership units (the “Units”) or 1,740 limited partnership interests in the Partnership representing 16.37% of the outstanding limited partnership interests at December 31, 2009. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees. Fees for audit services totaled approximately $28,000 and $31,000 for 2009 and 2008, respectively.  Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $12,000 for both 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)            The following financial statements are included in Item 8:

Report of Independent Registered Public Accounting Firm.

Balance Sheets – December 31, 2009 and 2008.

Statements of Operations - Years ended December 31, 2009 and 2008.

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2009 and 2008.

Statements of Cash Flows - Years ended December 31, 2009 and 2008.

Notes to Financial Statements.

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

REAL ESTATE ASSOCIATES LIMITED II

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior Vice	Date: March 31, 2010
John Bezzant	President

/s/Ernest M. Freedman	Director and Executive Vice	Date: March 31, 2010
Ernest M. Freedman	President

/s/Steven D. Cordes	Senior Vice President	Date: March 31, 2010
Steven D. Cordes

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 31, 2010
Stephen B. Waters	Accounting

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