Form 10-Q
period 2010-03-31
REAL ESTATE ASSOCIATES LTD II
filed 2010-05-13
CIK 314237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEETS

 (in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
ASSETS

Cash and cash equivalents	$ 995	$ 1,034
Investments in Local Limited Partnerships (Note 2)	--	--
Other receivables (Note 2)	9	9
Total assets	$ 1,004	$ 1,043

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 13	$ 26

Contingencies (Note 5)

Partners' (deficiency) capital:
General partners	(189)	(189)
Limited partners	1,180	1,206
	991	1,017
Total liabilities and partners’ (deficiency)
capital	$ 1,004	$ 1,043

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Interest income	$ --	$ 1

Operating expenses:
Management fees – partners (Note 3)	15	15
Administrative	1	4
Legal and accounting	10	11
Total operating expenses	26	30

Loss from Partnership operations	(26)	(29)

Distributions in excess of investment in Local Limited
Partnerships (Note 2)	--	12

Net loss	$ (26)	$ (17)

Net loss allocated to general partners (1%)	$ --	$ --
Net loss allocated to limited partners (99%)	(26)	(17)

	$ (26)	$ (17)
Net loss per limited partnership interest (Note 1)	$ (2.45)	$ (1.60)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		10,626

Partners' (deficiency) capital,
December 31, 2009	$ (189)	$ 1,206	$ 1,017

Net loss for the three months
ended March 31, 2010	--	(26)	(26)

Partners' (deficiency) capital,
March 31, 2010	$ (189)	$ 1,180	$ 991

(A)   Consists of 10,626 partnership interests at March 31, 2010 and December 31, 2009.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$ (26)	$ (17)
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes in accounts:
Accounts payable and accrued expenses	(13)	(12)
Net cash used in operating activities	(39)	(29)

Cash flows used in investing activities:
Advance to Local Limited Partnership	--	(4)

Net decrease in cash and cash equivalents	(39)	(33)
Cash and cash equivalents, beginning of period	1,034	1,091

Cash and cash equivalents, end of period	$ 995	$ 1,058

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2009 prepared by Real Estate Associates Limited II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of March 31, 2010 and the results of operations and changes in cash flows for the three months ended March 31, 2010 and 2009, respectively.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 10,626 for the three months ended March 31, 2010 and 2009.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At March 31, 2010 and December 31, 2009, the Partnership holds variable interests in nine VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

•         the general partners are authorized to borrow funds on behalf of the Local Limited Partnerships; and

•         the Partnership, as a limited partner in each of the Local Limited Partnerships, does not have the ability to direct or otherwise significantly influence the activities of the Local Limited Partnerships that most significantly impact such entities’ economic performance.

The nine VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of nine apartment properties with a total of 515 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $4,000 at both March 31, 2010 and December 31, 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, which is effective for fiscal years beginning after November 15, 2009. ASU 2009-17, which modifies the guidance in FASB Accounting Standards Codification, or FASB ASC, Topic 810, “Consolidation”, introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, ASU 2009-17 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership adopted ASU 2009-17 effective January 1, 2010. The adoption of ASU 2009-17 did not have a significant effect on the Partnership’s financial statements.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of March 31, 2010 and December 31, 2009, the Partnership holds limited partnership interests in nine Local Limited Partnerships. As of March 31, 2010, the Local Limited Partnerships own residential low income rental projects consisting of 515 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited statements of operations. Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $12,000 for the three months ended March 31, 2009. The Partnership did not receive any distributions from Local Limited Partnerships during the three months ended March 31, 2010.

During the three months ended March 31, 2009, the Partnership advanced approximately $4,000 to one Local Limited Partnership, Branford Development Associates, to fund a tax payment, which is included in other receivables. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Limited Partnership. The Partnership expects to receive repayment of this advance during the second quarter of 2010.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of March 31, 2010 or December 31, 2009.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2010 and 2009 for the Local Limited Partnerships in which the Partnership has invested (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Revenues
Rental and other	$ 1,123	$ 1,123

Expenses
Depreciation	109	107
Interest	160	175
Operating	665	664

	934	946

Net income	$ 189	$ 177

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

Note 3 – Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. For each of the three months ended March 31, 2010 and 2009, the fee was approximately $15,000.

Note 4 – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet at March 31, 2010 that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Note 5 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Note 6 - Subsequent Event

On April 21, 2010, the Partnership entered into an Assignment and Assumption Agreement with a third party relating to the assignment of the limited partnership interest held by the Partnership in Valebrook Associates for a total price of $2,600,000. As a condition of closing, the assignee must obtain the consent of the operating general partner of Valebrook Associates on or before May 21, 2010. In the event such consent is timely obtained, the transaction is expected to close in June 2010. The Partnership’s investment balance in this Local Limited Partnership was zero at March 31, 2010 and December 31, 2009.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary source of funds includes distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. There were no distributions made by the Partnership to its limited partners during the three months ended March 31, 2010 and 2009.

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

Distributions received from Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $12,000 for the three months ended March 31, 2009. The Partnership did not receive any distributions from Local Limited Partnerships during the three months ended March 31, 2010.

As of March 31, 2010 and December 31, 2009, the Partnership had cash and cash equivalents of approximately $995,000 and $1,034,000, respectively. Cash and cash equivalents are on deposit with a financial institution. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.

Results of Operations

At March 31, 2010, the Partnership has investments in nine Local Limited Partnerships, all of which own housing projects, most of which were substantially rented.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the three months ended March 31, 2010 and 2009, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2009.

Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $12,000 for the three months ended March 31, 2009. There were no operating distributions received from the Local Limited Partnerships during the three months ended March 31, 2010. This amount was recognized as income on the statements of operations included in “Item 1. Financial Statements”, in accordance with the equity method of accounting.

During the three months ended March 31, 2009, the Partnership advanced approximately $4,000 to one Local Limited Partnership, Branford Development Associates, to fund a tax payment, which is included in other receivables. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Limited Partnership. The Partnership expects to receive repayment of this advance during the second quarter of 2010.

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

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs.  Management fees were approximately $15,000 for each of the three months ended March 31, 2010 and 2009.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $10,000 and $11,000 for the three months ended March 31, 2010 and 2009, respectively.

Administrative expenses were approximately $1,000 and $4,000 for the three months ended March 31, 2010 and 2009, respectively. The decrease in administrative expenses is due to the timing and costs associated with communications with investors.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 1,740 limited partnership interests in the Partnership representing 16.37% of the outstanding limited partnership interests at March 31, 2010. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At March 31, 2010 and December 31, 2009, the Partnership holds variable interests in nine VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

•         the general partners are authorized to borrow funds on behalf of the Local Limited Partnerships; and

•         the Partnership, as a limited partner in each of the Local Limited Partnerships, does not have the ability to direct or otherwise significantly influence the activities of the Local Limited Partnerships that most significantly impact such entities’ economic performance.

The nine VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of nine apartment properties with a total of 515 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $4,000 at both March 31, 2010 and December 31, 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED II

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 13, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 13, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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

10.1        Assignment and Assumption Agreement by and between Real Estate Associates Limited II, a California limited partnership, and Equity Resource Fund 2009 Limited Partnership, a Massachusetts limited partnership, dated April 21, 2010. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 21, 2010).

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