Form 10-Q
period 2010-06-30
REAL ESTATE ASSOCIATES LTD II
filed 2010-08-13
CIK 314237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2010

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEETS

 (in thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
ASSETS

Cash and cash equivalents	$ 581	$ 1,034
Investments in Local Limited Partnerships (Note 2)	--	--
Other receivables (Note 2)	10	9
Total assets	$ 591	$ 1,043

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 21	$ 26

Contingencies (Note 5)

Partners' (deficiency) capital:
General partners	(163)	(189)
Limited partners	733	1,206
	570	1,017
Total liabilities and partners’ (deficiency)
capital	$ 591	$ 1,043

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Interest income	$ --	$ --	$ --	$ 1

Operating expenses:
Management fees – partners (Note 3)	15	15	30	30
Administrative	4	3	5	7
Legal and accounting	21	12	31	23
Total operating expenses	40	30	66	60

Loss from Partnership operations	(40)	(30)	(66)	(59)
Gain on sale of interest in Local
Limited Partnership (Note 2)	2,600	--	2,600	--
Distributions in excess of investment in
Local Limited Partnerships (Note 2)	19	11	19	23

Net income (loss)	$ 2,579	$ (19)	$ 2,553	$ (36)

Net income (loss) allocated to
general partners (1%)	$ 26	$ --	$ 26	$ --
Net income (loss) allocated to
limited partners (99%)	2,553	(19)	2,527	(36)

	$ 2,579	$ (19)	$ 2,553	$ (36)
Net income (loss) per limited
partnership interest (Note 1)	$240.26	$ (1.79)	$237.81	$ (3.39)

Distribution per limited partnership
unit (Note 1)	$282.33	$ --	$282.33	$ --

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		10,626

Partners' (deficiency) capital
at December 31, 2009	$ (189)	$ 1,206	$ 1,017

Distribution to partners	--	(3,000)	(3,000)

Net income for the six months
ended June 30, 2010	26	2,527	2,553

Partners' (deficiency) capital
at June 30, 2010	$ (163)	$ 733	$ 570

(A)   Consists of 10,626 partnership interests at June 30, 2010 and December 31, 2009.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 2,553	$ (36)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Gain on sale of interest in Local Limited Partnership	(2,600)	--
Changes in accounts:
Other receivables	5	(4)
Accounts payable and accrued expenses	(5)	(7)
Net cash used in operating activities	(47)	(47)

Cash flows from investing activities:
Proceeds from sale of interest in Local Limited
Partnership	2,600	--
Advances to Local Limited Partnership	(6)	(4)
Net cash provided by (used in) investing
activities	2,594	(4)

Cash flows used in financing activities:
Distributionto partners	(3,000)	--

Net decrease in cash and cash equivalents	(453)	(51)
Cash and cash equivalents, beginning of period	1,034	1,091

Cash and cash equivalents, end of period	$ 581	$ 1,040

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the Partnership’s financial position as of June 30, 2010 and the results of operations and changes in cash flows for the six months ended June 30, 2010 and 2009, respectively.

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

Net Income (Loss) and Distribution Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. Distribution per limited partnership interest for the three and six months ended June 30, 2010 was computed by dividing the limited partners’ distribution by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 10,626 for the three and six months ended June 30, 2010 and 2009.

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

At June 30, 2010 and December 31, 2009, the Partnership holds variable interests in eight and nine VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The eight VIEs at June 30, 2010 consist of Local Limited Partnerships that are directly engaged in the ownership and management of eight apartment properties with a total of 364 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $10,000 and $4,000 at June 30, 2010 and December 31, 2009, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Note 2 - Investments in and Advances to Local Limited Partnerships

As of June 30, 2010 and December 31, 2009, the Partnership holds limited partnership interests in eight and nine local limited partnerships, respectively. As of June 30, 2010, the Local Limited Partnerships own residential low income rental projects consisting of 364 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited statements of operations. Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $19,000 and $23,000 for the six months ended June 30, 2010 and 2009, respectively.

During the six months ended June 30, 2010 and 2009, the Partnership advanced approximately $6,000 and $4,000, respectively, to one Local Limited Partnership, Branford Development Associates, to fund tax payments, which is included in other receivables. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnership. Subsequent to June 30, 2010, the Partnership received repayment of the advance made in 2009. The Partnership expects to receive repayment during the fourth quarter of 2010 of the advance made during 2010.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of June 30, 2010 or December 31, 2009.

In May 2010, the Partnership assigned its limited partnership interest in Valebrook Associates (“Valebrook”) to a third party for approximately $2,600,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership for the three and six months ended June 30, 2010, as the Partnership’s investment balance in Valebrook was zero at both June 30, 2010 and December 31, 2009.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2010 and 2009 for the Local Limited Partnerships in which the Partnership has invested (2010 and 2009 amounts exclude the operations of Valebrook Associates due to the assignment of the Partnership’s interest in the Local Limited Partnership during the six months ended June 30, 2010) (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Rental and other	$ 593	$ 598	$ 1,250	$ 1,261

Expenses
Depreciation	62	59	123	119
Interest	138	142	276	285
Operating	390	359	788	734

	590	560	1,187	1,138

Income from continuing operations	$ 3	$ 38	$ 63	$ 123

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

Note 3 – Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. For each of the six months ended June 30, 2010 and 2009, the fee was approximately $30,000.

Note 4 – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet at June 30, 2010 that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

Liquidity and Capital Resources

The Partnership's primary source of funds consists of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. As discussed below, the Partnership assigned its limited partnership interest in Valebrook Associates during the six months ended June 30, 2010. During the six months ended June 30, 2010, the Partnership distributed approximately $3,000,000 to its limited partners from the proceeds received from the Partnership’s assignment of the limited partnership interest in Valebrook Associates and from Partnership reserves released during the six months ended June 30, 2010. There were no distributions made by the Partnership to its limited partners during the six months ended June 30, 2009.

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

Distributions received from Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $19,000 and $23,000 for the six months ended June 30, 2010 and 2009, respectively.

In May 2010, the Partnership assigned its limited partnership interest in Valebrook Associates (“Valebrook”) to a third party for approximately $2,600,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership for the three and six months ended June 30, 2010, as the Partnership’s investment balance in Valebrook was zero at both June 30, 2010 and December 31, 2009.

As of June 30, 2010 and December 31, 2009, the Partnership had cash and cash equivalents of approximately $581,000 and $1,034,000, respectively. Cash and cash equivalents are on deposit with a financial institution. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.

Results of Operations

At June 30, 2010, the Partnership has investments in eight Local Limited Partnerships, all of which own housing projects, most of which were substantially rented.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the six months ended June 30, 2010 and 2009, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2009.

Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $19,000 and $23,000 for the six months ended June 30, 2010 and 2009, respectively. These amounts were recognized as income on the statements of operations included in “Item 1. Financial Statements”, in accordance with the equity method of accounting.

During the six months ended June 30, 2010 and 2009, the Partnership advanced approximately $6,000 and $4,000, respectively, to one Local Limited Partnership, Branford Development Associates, to fund tax payments, which is included in other receivables. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnership. Subsequent to June 30, 2010, the Partnership received repayment of the advance made in 2009. The Partnership expects to receive repayment during the fourth quarter of 2010 of the advance made during 2010.

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

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs.  Management fees were approximately $15,000 and $30,000 for each of the three and six months ended June 30, 2010 and 2009, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $31,000 and $23,000 for the six months ended June 30, 2010 and 2009, respectively, and approximately $21,000 and $12,000 for the three months ended June 30, 2010 and 2009, respectively. The increase in legal and accounting expenses for both periods is primarily due to legal costs incurred during 2010 associated with the Partnership’s assignment of its limited partnership interest in Valebrook Associates.

Administrative expenses were approximately $5,000 and $7,000 for the six months ended June 30, 2010 and 2009, respectively, and approximately $4,000 and $3,000 for the three months ended June 30, 2010 and 2009, respectively.

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

Other

In addition to its indirect ownership of the general partnership interest in the Partnership, AIMCO and its affiliates owned 1,740 limited partnership interests in the Partnership representing 16.37% of the outstanding limited partnership interests at June 30, 2010. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At June 30, 2010 and December 31, 2009, the Partnership holds variable interests in eight and nine VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.   In making this determination, the Partnership considered the following factors:

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

The eight VIEs at June 30, 2010 consist of Local Limited Partnerships that are directly engaged in the ownership and management of eight apartment properties with a total of 364 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $10,000 and $4,000 at June 30, 2010 and December 31, 2009, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED II

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 13, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2010	By: /s/Stephen B. Waters
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