Form 10-K
period 2010-12-31
REAL ESTATE ASSOCIATES LTD II
filed 2011-04-14
CIK 314237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

REAL II holds limited partnership interests in eight local limited partnerships (the “Local Limited Partnerships”) as of December 31, 2010, as a result of four Local Limited Partnerships selling their investment properties, one each in March 2007, February 2005, August 2004, and April 2003 and after REAL II selling its interest in seven Local Limited Partnerships in December 1998 and one in May 2010. All of the Local Limited Partnerships own low income housing projects which are subsidized and/or have mortgage notes payable to or insured by agencies of the Federal or local government.

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

ITEM 2.   PROPERTIES

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2010.

	REAL II	Original Cost
	Percentage	Of Ownership	Mortgage
Partnership	Interest
Interest
			Notes
		(in thousands)	(in thousands)

Azalea Court	95%	$ 165	$ 1,337
Branford Elderly	99%	195	79
Cherrywood/Saturn Apts.	98%	308	1,831
Crystal Springs	99%	95	551
Lakeside Apts.	99%	285	1,675
Landmark Towers	99%	190	--
Magnolia Estates	99%	200	2,997
Willow Wick Apts.	99%	80	414
		$1,518	$ 8,884

During 2010, all of the projects in which REAL II had invested were substantially rented except for Willow Wick Apartments which had an average occupancy of 42% for 2010. The following is a schedule of the status as of December 31, 2010 of the projects owned by the Local Limited Partnerships in which REAL II has invested as a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL II HAS AN INVESTMENT

DECEMBER 31, 2010

			Units
			Authorized
			For Rental
		Financed,
Assistance

		Insured	Under Section	Occupancy Percentage
		And	8 or Other	For the Years Ended
Property Name	No. of	Subsidized	Rent Supplement	December 31,
and Location	Units	Under	Program (D)	2010	2009
Azalea Court
Theodore, AL	48	(A)	46	100%	91%
Branford Elderly
Branford, CT	38	(B)	38	97%	98%
Cherrywood/Saturn Apts.
Twin Falls/Idaho Falls, ID	78	(C)	78	96%	96%

Crystal Springs
Crystal Springs, MS	28	(A)	28	92%	99%
Lakeside Apts.
Mishawaka, IN	48	(B)	48	99%	99%
Landmark Towers
Nampa, ID	40	(C)	40	99%	100%
Magnolia Estates
Gulfport, MS	60	(A)	24	87%	32%
Willow Wick Apts.
Centre, AL	24	(A)	5	42%	48%
TOTALS	364		307

(A)   The project is financed by the Rural Housing Services Section 515 which also provides for interest and rental subsidies.

(B)   The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(C)   The mortgage is regulated by the Idaho Housing and Finance Association.

(D)   Section 8 of Title II of the Housing and Community Development Act of 1974.

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

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2010, the Partnership had 5,309 limited partnership units (“Units”) or 10,618 interests outstanding held by 1,349 limited partners of record. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

During the year ended December 31, 2010, the Partnership distributed approximately $3,000,000 to its limited partners from the proceeds received from the Partnership’s assignment of the limited partnership interest in Valebrook Associates and from Partnership reserves released during the year ended December 31, 2010. There were no distributions made by the Partnership to its limited partners during the year ended December 31, 2009.

AIMCO and its affiliates owned 870 Units or 1,740 limited partnership interests in the Partnership representing 16.39% of the outstanding limited partnership interests at December 31, 2010. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary source of funds consists of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership's sale of its interest in a Local Limited Partnership. As discussed below, the Partnership assigned its limited partnership interest in Valebrook Associates to a third party during the year ended December 31, 2010. During the year ended December 31, 2010, the Partnership distributed approximately $3,000,000 to its limited partners from the proceeds received from the Partnership’s assignment of the limited partnership interest in Valebrook Associates and from Partnership reserves released during the year ended December 31, 2010. There were no distributions made by the Partnership to its limited partners during the year ended December 31, 2009.

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

Distributions received from Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the years ended December 31, 2010 and 2009, the Partnership received operating distributions of approximately $124,000 and $57,000, respectively, from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnership has been reduced to zero.

During the year ended December 31, 2010, the Partnership assigned its limited partnership interest in Valebrook Associates (“Valebrook”) to a third party for approximately $2,600,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership for the year ended December 31, 2010, as the Partnership’s investment balance in Valebrook was zero at both December 31, 2010 and 2009.

As of December 31, 2010 and 2009, the Partnership had cash and cash equivalents of approximately $632,000 and $1,034,000, respectively.  Cash and cash equivalents are on deposit with a financial institution. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.

Results of Operations

At December 31, 2010, the Partnership has investments in eight Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the years ended December 31, 2010 and 2009, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2009.

Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $124,000 and $57,000 for the years ended December 31, 2010 and 2009, respectively. These amounts were recognized as income on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”, in accordance with the equity method of accounting.

During the years ended December 31, 2010 and 2009, the Partnership advanced approximately $6,000 and $4,000, respectively, to one Local Limited Partnership, Branford Development Associates, to fund tax payments. During the year ended December 31, 2010, the Partnership received repayment of these advances. At December 31, 2009, the outstanding advance was included in other receivables on the balance sheets included in “Item 8. Financial Statements and Supplementary Data”. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnership.

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

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. Management fees were approximately $60,000 for each of the years ended December 31, 2010 and 2009.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $59,000 and $44,000 for the years ended December 31, 2010 and 2009, respectively. The increase in legal and accounting expenses is primarily due to legal costs incurred during 2010 associated with the Partnership’s assignment of its limited partnership interest in Valebrook Associates. Administrative expenses were approximately $12,000 for each of the years ended December 31, 2010 and 2009.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $2,974,000 and $2,631,000 for the years ended December 31, 2010 and 2009, respectively. Total expenses from continuing operations for the Local Limited Partnerships were approximately $2,488,000 and $2,403,000 for the years ended December 31, 2010 and 2009, respectively. Income from continuing operations for the Local Limited Partnerships for 2010 and 2009 aggregated approximately $486,000 and $228,000, respectively. The income from continuing operations allocated to the Partnership was approximately $477,000 and $220,000 for 2010 and 2009, respectively. However, none of this allocated income was recognized by the Partnership as the investment balance had already been reduced to zero from prior years' losses, which were in excess of the Partnership’s share of allocated income for the years ended December 31, 2010 and 2009.

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

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; and similarity with and significance to the business activities of the Partnership and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At December 31, 2010 and 2009, the Partnership holds variable interests in eight and nine VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The eight VIEs at December 31, 2010 consist of Local Limited Partnerships that are directly engaged in the ownership and management of eight apartment properties with a total of 364 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero and approximately $4,000 at December 31, 2010 and 2009, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REAL ESTATE ASSOCIATES LIMITED II

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2010 and 2009

Statements of Operations - Years ended December 31, 2010 and 2009

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2010 and 2009

Statements of Cash Flows - Years ended December 31, 2010 and 2009

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited II

We have audited the accompanying balance sheets of Real Estate Associates Limited II as of December 31, 2010 and 2009, and the related statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited II at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

                                                            /s/Ernst & Young LLP

Greenville, South Carolina

April 14, 2011

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEETS

(in thousands)

	December 31,

	2010	2009
ASSETS

Cash and cash equivalents	$ 632	$ 1,034
Investments in Local Limited Partnerships (Note 2)	--	--
Other receivables (Note 2)	--	9
Total assets	$ 632	$ 1,043

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 22	$ 26

Contingencies (Note 6)

Partners' (deficiency) capital:
General partners	(163)	(189)
Limited partners	773	1,206
	610	1,017
Total liabilities and partners’ (deficiency)
capital	$ 632	$ 1,043

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2010	2009
Revenues:
Interest income	$ --	$ 1

Operating expenses:
Management fees - Corporate General Partner (Note 3)	60	60
Administrative	12	12
Legal and accounting	59	44
Total operating expenses	131	116

Loss from partnership operations	(131)	(115)
Gain on sale of interest in Local Limited
Partnership (Note 2)	2,600	--
Distributions in excess of investment in Local
Limited Partnerships (Note 2)	124	57

Net income (loss) (Note 4)	$ 2,593	$ (58)

Net income (loss) allocated to general partners (1%)	$ 26	$ (1)
Net income (loss) allocated to limited partners (99%)	2,567	(57)
	$ 2,593	$ (58)

Net income (loss) per limited partnership interest
(Note 1)	$241.58	$ (5.36)

Distribution per limited partnership interest (Note 1)	$282.33	$ --

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CHANGES IN PARTNERS’ (DEFICIENCY) CAPITAL

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 1) (A)		10,618

Partners’ (deficiency) capital at
December 31, 2008	$ (188)	$ 1,263	$ 1,075

Net loss for the year ended
December 31, 2009	(1)	(57)	(58)

Partners’ (deficiency) capital at
December 31, 2009	(189)	1,206	1,017

Distribution to limited partners	--	(3,000)	(3,000)

Net income for the year ended
December 31, 2010	26	2,567	2,593

Partners’ (deficiency) capital at
December 31, 2010	$ (163)	$ 773	$ 610

(A)   Consists of 10,618 and 10,626 partnership interests at December 31, 2010 and 2009, respectively.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 2,593	$ (58)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Gain on sale of interest in Local Limited Partnership	(2,600)	--
Changes in accounts:
Other receivables	5	(4)
Accounts payable and accrued expenses	(4)	2
Net cash used in operating activities	(6)	(60)

Cash flows from investing activities:
Proceeds from sale of interest in Local Limited
Partnership	2,600	--
Advances to Local Limited Partnership	(6)	(4)
Repayment of advances to Local Limited Partnership	10	7
Net cash provided byinvesting activities	2,604	3

Cash flows used in financing activities
Distribution to limited partners	(3,000)	--

Net decrease in cash and cash equivalents	(402)	(57)
Cash and cash equivalents, beginning of the year	1,034	1,091

Cash and cash equivalents, end of the year	$ 632	$ 1,034

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2010 and 2009.

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

Abandoned Units

During 2010, the number of Limited Partnership Interests decreased by 8 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. No such Limited Partnership Interests were abandoned during 2009.

Net Income (Loss) and Distribution Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year.  Distribution per limited partnership interest for the year ended December 31, 2010 was computed by dividing the limited partners’ distribution by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 10,626 for each of the years ended December 31, 2010 and 2009.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at December 31, 2010 and 2009 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there have been any impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2010 and 2009.

Segment Reporting

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet at December 31, 2010 that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; and similarity with and significance to the business activities of the Partnership and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At December 31, 2010 and 2009, the Partnership holds variable interests in eight and nine VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The eight VIEs at December 31, 2010 consist of Local Limited Partnerships that are directly engaged in the ownership and management of eight apartment properties with a total of 364 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero and approximately $4,000 at December 31, 2010 and 2009, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In December 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, which is effective for fiscal years beginning after November 15, 2009. ASU 2009-17, which modifies the guidance in ASC Topic 810, “Consolidation”, introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, ASU 2009-17 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership adopted ASU 2009-17 effective January 1, 2010. The adoption of ASU 2009-17 did not have a significant effect on the Partnership’s financial statements.

NOTE 2 – INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2010 and 2009, the Partnership holds limited partnership interests in eight and nine Local Limited Partnerships, respectively. As of December 31, 2010, all of the Local Limited Partnerships own residential low income rental projects consisting of 364 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $124,000 and $57,000 for the years ended December 31, 2010 and 2009, respectively.

During the years ended December 31, 2010 and 2009, the Partnership advanced approximately $6,000 and $4,000, respectively, to one Local Limited Partnership, Branford Development Associates, to fund tax payments. During the year ended December 31, 2010, the Partnership received repayment of these advances. At December 31, 2009, the outstanding advance was included in other receivables. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnership.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of December 31, 2010 and 2009.

In May 2010, the Partnership assigned its limited partnership interest in Valebrook Associates (“Valebrook”) to a third party for approximately $2,600,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership for the year ended December 31, 2010, as the Partnership’s investment balance in Valebrook was zero at both December 31, 2010 and 2009.

The difference between the investment per the accompanying balance sheets at December 31, 2010 and 2009 and the partner’s deficiency per the Local Limited Partnerships' condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership’s recorded value of its investments and its equity in distributions from the Local Limited Partnerships are not individually material to the overall financial position of the Partnership, the unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2010 and 2009, and the unaudited condensed combined results of operations for each of the two years in the periods ended December 31, 2010 and 2009 are as follows. (2010 and 2009 amounts exclude Valebrook Associates due to the assignment of the Partnership’s interest in the Local Limited Partnership during the year ended December 31, 2010):

Condensed Combined Balance Sheets

of the Local Limited Partnerships

	December 31,
	2010	2009
Assets:	(in thousands - unaudited)
Land	$ 602	$ 602
Buildings and improvements, net of accumulated
depreciation of approximately $10,986 and
$10,812, respectively	4,252	4,029
Other assets	1,957	1,870
Total Assets	$ 6,811	$ 6,501

Liabilities and Partners’ Deficiency:
Liabilities:
Mortgage notes payable	$ 8,884	$ 8,826
Other liabilities	648	643
Total Liabilities	9,532	9,469

Partners’ Deficiency	(2,721)	(2,968)
Total Liabilities & Partners' Deficiency	$ 6,811	$ 6,501

Condensed Combined Results of Operations

of the Local Limited Partnerships

	Year Ended December 31,
	2010	2009
	(in thousands – unaudited)
Revenues:
Rental income	$ 2,671	$ 2,369
Other income	303	262
Total revenues	2,974	2,631

Expenses:
Operating	1,664	1,591
Financial	527	551
Depreciation and amortization	297	261
Total expenses	2,488	2,403

Income from continuing operations	$ 486	$ 228

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

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $60,000 for each of the years ended December 31, 2010 and 2009.

AIMCO and its affiliates owned 870 Units or 1,740 limited partnership interests in the Partnership representing 16.39% of the outstanding limited partnership interests at December 31, 2010. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation is as follows:

	Years Ended December 31,
	2010	2009
	(in thousands)
Net income (loss) per financial statements	$ 2,593	$ (58)
Gain on sale of interest in Local Limited
Partnership	(6,365)	--
Other	--	(2)
Partnership's share of Local Limited
Partnership	372	740

(Loss) income per tax return	$ (3,400)	$ 680
(Loss) income per limited partnership interest	$ (627.06)	$ 126.73

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets and liabilities (in thousands):

	2010	2009
Net assets as reported	$ 610	$1,017
(Deduct) add:
Investment in Partnerships	(2,822)	3,171
Deferred offering costs	1,422	1,422
Receivable	2,094	2,094
Other	41	41
Net assets – Federal tax basis	$ 1,345	$7,745

NOTE 5 – REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH REAL II HAS INVESTED (UNAUDITED)

	Gross Amount At Which Carried
	At December 31, 2010
	(in thousands)

			Buildings
			and
			Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction

Azalea Court	$ 1,337	$ 62	$ 1,975	$ 2,037	$ 1,389	10/80-3/81

Branford Elderly	79	138	1,951	2,089	1,178	6/80-4/81

Cherrywood/Saturn
Apartments	1,831	146	2,683	2,829	2,312	9/79-4/80

Crystal Springs	551	36	912	948	764	7/80-3/81

Lakeside
Apartments	1,675	102	1,852	1,954	1,625	10/80-6/81

Landmark Towers	--	39	1,764	1,803	1,646	4/79-10/80

Magnolia Estates	2,997	57	3,472	3,529	1,481	3/80-8/80

Willow Wick
Apartments	414	22	629	651	591	9/80-5/81
Totals	$ 8,884	$ 602	$15,238	$15,840	$10,986

Reconciliation of real estate(unaudited)

	Years Ended December 31,
	2010	2009
	(in thousands)

Balance at beginning of year	$ 22,698	$ 20,772
Additions during the year	519	1,926
Disposal of property	(7,377)	--
Balance at end of year	$ 15,840	$ 22,698

Reconciliation of accumulated depreciation(unaudited)

	Years Ended December 31,
	2010	2009
	(in thousands)
Balance at beginning of year	$16,281	$15,832
Disposal of property	(5,591)	--
Depreciation expense for the year	296	449
Balance at end of year	$10,986	$16,281

NOTE 6 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting Officer
John McGrath	39	Senior Vice President
Stephen B. Waters	49	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Corporate General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the Corporate General Partner and AIMCO since joining AIMCO in June 2006. Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

John McGrath was appointed to serve as Senior Vice President of the Corporate General Partner and the equivalent of the chief executive officer of the Partnership effective January 18, 2011.  Mr. McGrath was appointed Senior Vice President of AIMCO in January 2010, with responsibility for AIMCO’s third party asset management and fund management business.  Mr. McGrath joined AIMCO in 2005 as a Vice President of Finance.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that John McGrath meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 11.    EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of REAL II. Except as noted below as of December 31, 2010, no person or entity is known to the Partnership to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

	Number of Limited

Entity	Partnership Interests
Percentage

AIMCO Properties, L.P.
(an affiliate of AIMCO)	1,740.0	16.39%

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)   None of the directors or officers of the Corporate General Partner owns directly or beneficially any limited partnership interests in REAL II.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $60,000 for each of the years ended December 31, 2010 and 2009.

AIMCO and its affiliates owned 870 limited partnership units (the “Units”) or 1,740 limited partnership interests in the Partnership representing 16.39% of the outstanding limited partnership interests at December 31, 2010. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2011.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees. Fees for audit services totaled approximately $28,000 for both 2010 and 2009. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $11,000 and $12,000 for 2010 and 2009, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)            The following financial statements are included in Item 8:

Balance Sheets – December 31, 2010 and 2009.

Statements of Operations - Years ended December 31, 2010 and 2009.

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2010 and 2009.

Statements of Cash Flows - Years ended December 31, 2010 and 2009.

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

By: /s/John McGrath
John McGrath
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive Vice	Date: April 14, 2011
John Bezzant	President

/s/Ernest M. Freedman	Director and Executive Vice	Date: April 14, 2011
Ernest M. Freedman	President

/s/John McGrath	Senior Vice President	Date: April 14, 2011
John McGrath

/s/Stephen B. Waters	Senior Director of Partnership	Date: April 14, 2011
Stephen B. Waters	Accounting

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