Form 10-Q
period 2011-03-31
REAL ESTATE ASSOCIATES LTD II
filed 2011-05-10
CIK 314237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2011

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEETS

 (in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
ASSETS

Cash and cash equivalents	$ 597	$ 632
Investments in and Advances to Local Limited
Partnerships (Note 2)	--	--
Total assets	$ 597	$ 632

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 10	$ 22

Contingencies (Note 5)

Partners' (deficiency) capital:
General partners	(163)	(163)
Limited partners	750	773
	587	610
Total liabilities and partners’ (deficiency)
capital	$ 597	$ 632

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2011	2010

Revenues:	$ --	$ --

Operating expenses:
Management fees – Corporate General Partner (Note 3)	10	15
Administrative	1	1
Legal and accounting	12	10
Total operating expenses	23	26

Net loss	$ (23)	$ (26)

Net loss allocated to general partners (1%)	$ --	$ --
Net loss allocated to limited partners (99%)	(23)	(26)
	$ (23)	$ (26)

Net loss per limited partnership interest (Note 1)	$ (2.17)	$ (2.45)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		10,618

Partners' (deficiency) capital,
December 31, 2010	$ (163)	$ 773	$ 610

Net loss for the three months
ended March 31, 2011	--	(23)	(23)

Partners' (deficiency) capital,
March 31, 2011	$ (163)	$ 750	$ 587

(A)   Consists of 10,618 partnership interests at both March 31, 2011 and December 31, 2010.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (23)	$ (26)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in accounts:
Accounts payable and accrued expenses	(12)	(13)
Net cash used in operating activities	(35)	(39)

Net decrease in cash and cash equivalents	(35)	(39)
Cash and cash equivalents, beginning of period	632	1,034

Cash and cash equivalents, end of period	$ 597	$ 995

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization and Summary of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2010 prepared by Real Estate Associates Limited II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of March 31, 2011 and the results of operations and changes in cash flows for the three months ended March 31, 2011 and 2010, respectively.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners’ share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 10,618 and 10,626 for the three months ended March 31, 2011 and 2010, respectively.

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

At March 31, 2011 and December 31, 2010, the Partnership holds variable interests in eight VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The eight VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of nine apartment properties with a total of 364 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both March 31, 2011 and December 31, 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of March 31, 2011 and December 31, 2010, the Partnership holds limited partnership interests in eight Local Limited Partnerships. As of March 31, 2011, the Local Limited Partnerships own residential low income rental projects consisting of 364 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited statements of operations. The Partnership did not receive any distributions from Local Limited Partnerships during the three months ended March 31, 2011 and 2010.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances made during the three months ended March 31, 2011 and 2010.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of March 31, 2011 or December 31, 2010.

In May 2010, the Partnership assigned its limited partnership interest in Valebrook Associates (“Valebrook”) to a third party for approximately $2,600,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership during the year ended December 31, 2010, as the Partnership’s investment balance in Valebrook was zero.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2011 and 2010 for the Local Limited Partnerships in which the Partnership has invested (2011 and 2010 amounts exclude the operations of Valebrook Associates due to the assignment of the Partnership’s interest in the Local Limited Partnership in May 2010) (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues
Rental and other	$ 744	$ 658

Expenses
Depreciation	74	65
Interest	132	138
Operating	416	398
	622	601

Income from continuing operations	$ 122	$ 57

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

Note 3 – Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. The fee was approximately $10,000 and $15,000 for the three months ended March 31, 2011 and 2010, respectively.

Note 4 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amounts of other assets and liabilities reported on the balance sheet at March 31, 2011 that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

Liquidity and Capital Resources

The Partnership's primary source of funds consists of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. There were no distributions made by the Partnership to its limited partners during the three months ended March 31, 2011 and 2010.

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

Distributions received from Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. The Partnership did not receive any distributions from Local Limited Partnerships during the three months ended March 31, 2011 and 2010.

In May 2010, the Partnership assigned its limited partnership interest in Valebrook Associates (“Valebrook”) to a third party for approximately $2,600,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership during the year ended December 31, 2010, as the Partnership’s investment balance in Valebrook was zero.

As of March 31, 2011 and December 31, 2010, the Partnership had cash and cash equivalents of approximately $597,000 and $632,000, respectively. All of this cash is on deposit with a financial institution.

Results of Operations

At March 31, 2011 and December 31, 2010, the Partnership has investments in eight Local Limited Partnerships, all of which own housing projects, most of which were substantially rented.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the three months ended March 31, 2011 and 2010, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2010.

There were no operating distributions received from the Local Limited Partnerships during the three months ended March 31, 2011 and 2010.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. There were no advances made during the three months ended March 31, 2011 and 2010.

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

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs.  Management fees were approximately $10,000 and $15,000 for the three months ended March 31, 2011 and 2010, respectively. The decrease in the management fee is due to the assignment of the Partnership’s interest in Valebrook during 2010.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $12,000 and $10,000 for the three months ended March 31, 2011 and 2010, respectively. General and administrative expenses were approximately $1,000 for each of the three months ended March 31, 2011 and 2010.

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

Other

AIMCO and its affiliates owned 1,740 limited partnership interests in the Partnership representing 16.39% of the outstanding limited partnership interests at March 31, 2011. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At March 31, 2011 and December 31, 2010, the Partnership holds variable interests in eight VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The eight VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of nine apartment properties with a total of 364 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both March 31, 2011 and December 31, 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED II

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 10, 2011	By: /s/John McGrath
John McGrath
Senior Vice President, equivalent of the
chief executive officer of the Partnership

Date: May 10, 2011	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting,
equivalent of the chief financial officer of the Partnership

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