Form 10-Q
period 2011-09-30
REAL ESTATE ASSOCIATES LTD II
filed 2011-11-07
CIK 314237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2011

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEETS

(Unaudited)

(in thousands)

	September 30,	December 31,
	2011	2010
ASSETS

Cash and cash equivalents	$ 1,185	$ 632
Investments in Local Limited Partnerships	--	--
Other receivables	38	--
Total assets	$ 1,223	$ 632

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities:
Accounts payable and accrued expenses	$ 22	$ 22

Contingencies	--	--

Partners' (deficiency) capital:
General partners	(157)	(163)
Limited partners	1,358	773
Total partners’ (deficiency) capital	1,201	610
Total liabilities and partners’ (deficiency)
capital	$ 1,223	$ 632

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues:	$ --	$ --	$ --	$ --

Operating expenses:
Management fees – Corporate General
Partner	10	15	29	45
Administrative	2	4	8	9
Legal and accounting	15	17	39	48
Total operating expenses	27	36	76	102

Loss from partnership operations	(27)	(36)	(76)	(102)
Gain on sale of interests in Local Limited
Partnerships	650	--	650	2,600
Distributions in excess of investment
in Local Limited Partnerships	7	7	17	26

Net income (loss)	$ 630	$ (29)	$ 591	$ 2,524

Net income (loss) allocated to general
partners (1%)	$ 6	$ --	$ 6	$ 25
Net income (loss) allocated to limited
partners (99%)	$ 624	$ (29)	$ 585	$ 2,499

Net income (loss) per limited partnership
interest	$ 58.77	$ (2.73)	$ 55.10	$235.18

Distribution per limited partnership
interest	$ --	$ --	$ --	$282.33

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(Unaudited)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners' (deficiency) capital
at December 31, 2010	$ (163)	$ 773	$ 610

Net income for the nine months
ended September 30, 2011	6	585	591

Partners' (deficiency) capital
at September 30, 2011	$ (157)	$ 1,358	$ 1,201

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$ 591	$ 2,524
Adjustments to reconcile net income to net cash used in
operating activities:
Gain on sale of interests in Local Limited Partnerships	(650)	(2,600)
Changes in accounts:
Other receivables	(31)	5
Accounts payable and accrued expenses	--	(6)
Net cash used in operating activities	(90)	(77)

Cash flows from investing activities:
Proceeds from sale of interests in Local Limited
Partnerships	650	2,600
Advances to Local Limited Partnership	(7)	(6)
Repayment of advances to Local Limited Partnership	--	10
Net cash provided byinvesting activities	643	2,604

Cash flows used in financing activities:
Distribution to limited partners	--	(3,000)

Net increase (decrease) in cash and cash equivalents	553	(473)
Cash and cash equivalents, beginning of period	632	1,034

Cash and cash equivalents, end of period	$ 1,185	$ 561

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of September 30, 2011 and the results of operations and changes in cash flows for the nine months ended September 30, 2011 and 2010, respectively.

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

At both September 30, 2011 and December 31, 2010, there were 10,618 limited partnership interests outstanding.

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

Net Income (Loss) and Distribution Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. Distribution per limited partnership interest for the nine months ended September 30, 2010 was computed by dividing the limited partners’ distribution by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 10,618 and 10,626 for the three and nine months ended September 30, 2011 and 2010, respectively.

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

At September 30, 2011 and December 31, 2010, the Partnership holds variable interests in seven and eight VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The seven VIEs at September 30, 2011 consist of Local Limited Partnerships that are directly engaged in the ownership and management of seven apartment properties with a total of 286 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $7,000 and zero at September 30, 2011 and December 31, 2010, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of September 30, 2011 and December 31, 2010, the Partnership holds limited partnership interests in seven and eight Local Limited Partnerships, respectively. As of September 30, 2011, the Local Limited Partnerships own residential low income rental projects consisting of 286 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited statements of operations. Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $17,000 and $26,000 for the nine months ended September 30, 2011 and 2010, respectively.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2011 and 2010, the Partnership advanced approximately $7,000 and $6,000, respectively, to one Local Limited Partnership, Branford Development Associates, to fund tax payments, which is included in other receivables. These advances were not expensed as the Partnership expects to receive repayment. The advance made during the nine months ended September 30, 2010 was repaid to the Partnership during the three and nine months ended September 30, 2010. Subsequent to September 30, 2011, the Partnership received repayment of the advance made during 2011. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnership.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of September 30, 2011 or December 31, 2010.

In May 2010, the Partnership assigned its limited partnership interest in Valebrook Associates (“Valebrook”) to a third party for approximately $2,600,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership during the nine months ended September 30, 2010, as the Partnership’s investment balance in Valebrook was zero.

In August 2011, the Partnership assigned its limited partnership interest in Cherrywood Associates to an affiliate of the general partner of the Local Limited Partnership for approximately $650,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership during the three and nine months ended September 30, 2011 as the Partnership’s investment balance in Cherrywood Associates was zero at both September 30, 2011 and December 31, 2010.

In October 2011, the Partnership entered into an Assignment and Assumption Agreement for Branford Development Associates Limited Partnership relating to the assignment of the Partnership’s limited partnership interest in this Local Limited Partnership to a third party for a total price of $1,100,000. The transaction is expected to close no later than December 31, 2011. The Partnership’s investment balance in this Local Limited Partnership was zero at both September 30, 2011 and December 31, 2010.

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2011 and 2010 for the Local Limited Partnerships in which the Partnership has invested (2011 and 2010 amounts exclude the operations of Valebrook Associates and Cherrywood Associates due to the assignment of the Partnership’s interests in the Local Limited Partnerships in May 2010 and August 2011, respectively) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Rental and other	$ 431	$ 634	$ 1,514	$ 1,561

Expenses
Depreciation	68	57	203	173
Interest	95	97	286	293
Operating	355	368	1,012	1,007
	518	522	1,501	1,473

Income (loss) from Continuing operations	$ (87)	$ 112	$ 13	$ 88

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

Note 3 – Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. The fee was approximately $29,000 and $45,000 for the nine months ended September 30, 2011 and 2010, respectively.

Note 4 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amounts of other assets and liabilities reported on the balance sheet at September 30, 2011 that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

Liquidity and Capital Resources

The Partnership's primary source of funds consists of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. As discussed below, the Partnership assigned its limited partnership interests in Valebrook Associates and Cherrywood Associates during the nine months ended September 30, 2010 and 2011, respectively. During the nine months ended September 30, 2010, the Partnership distributed approximately $3,000,000 to its limited partners from the proceeds received from the Partnership’s assignment of the limited partnership interest in Valebrook Associates and from Partnership reserves released during the nine months ended September 30, 2010. There were no distributions made by the Partnership to its limited partners during the nine months ended September 30, 2011.

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

Distributions received from Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $17,000 and $26,000 for the nine months ended September 30, 2011 and 2010, respectively.

In May 2010, the Partnership assigned its limited partnership interest in Valebrook Associates (“Valebrook”) to a third party for approximately $2,600,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership during the nine months ended September 30, 2010, as the Partnership’s investment balance in Valebrook was zero.

In August 2011, the Partnership assigned its limited partnership interest in Cherrywood Associates to an affiliate of the general partner of the Local Limited Partnership for approximately $650,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership during the three and nine months ended September 30, 2011 as the Partnership’s investment balance in Cherrywood Associates was zero at both September 30, 2011 and December 31, 2010.

In October 2011, the Partnership entered into an Assignment and Assumption Agreement for Branford Development Associates Limited Partnership relating to the assignment of the Partnership’s limited partnership interest in this Local Limited Partnership to a third party for a total price of $1,100,000. The transaction is expected to close no later than December 31, 2011. The Partnership’s investment balance in this Local Limited Partnership was zero at both September 30, 2011 and December 31, 2010.

As of September 30, 2011 and December 31, 2010, the Partnership had cash and cash equivalents of approximately $1,185,000 and $632,000, respectively. All of this cash is on deposit with a financial institution.

Results of Operations

At September 30, 2011 and December 31, 2010, the Partnership has investments in seven and eight Local Limited Partnerships, respectively, all of which own housing projects, most of which were substantially rented.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the nine months ended September 30, 2011 and 2010, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2010.

Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $17,000 and $26,000 for the nine months ended September 30, 2011 and 2010, respectively. These amounts were recognized as income on the statements of operations included in “Item 1. Financial Statements”, in accordance with the equity method of accounting.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the nine months ended September 30, 2011 and 2010, the Partnership advanced approximately $7,000 and $6,000, respectively, to one Local Limited Partnership, Branford Development Associates, to fund tax payments, which is included in other receivables. These advances were not expensed as the Partnership expects to receive repayment. The advance made during the nine months ended September 30, 2010 was repaid to the Partnership during the three and nine months ended September 30, 2010. Subsequent to September 30, 2011, the Partnership received repayment of the advance made during 2011. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnership.

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

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs.  Management fees were approximately $29,000 and $45,000 for the nine months ended September 30, 2011 and 2010, respectively, and approximately $10,000 and $15,000 for the three months ended September 30, 2011 and 2010, respectively. The decrease in the management fee for both periods is due to the assignment of the Partnership’s interest in Valebrook during 2010.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $39,000 and $48,000 for the nine months ended September 30, 2011 and 2010, respectively, and approximately $15,000 and $17,000 for the three months ended September 30, 2011 and 2010, respectively. The decrease in legal and accounting expenses for the nine months ended September 30, 2011 is primarily due to legal costs incurred during 2010 associated with the Partnership’s assignment of its limited partnership interest in Valebrook Associates. General and administrative expenses were approximately $8,000 and $9,000 for the nine months ended September 30, 2011 and 2010, respectively, and approximately $2,000 and $4,000 for the three months ended September 30, 2011 and 2010, respectively.

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

Other

Aimco and its affiliates owned 1,740 limited partnership interests in the Partnership representing 16.39% of the outstanding limited partnership interests at September 30, 2011. It is possible that Aimco or its affiliates will acquire additional limited partnership interests in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of Aimco. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

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

At September 30, 2011 and December 31, 2010, the Partnership holds variable interests in seven and eight VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The seven VIEs at September 30, 2011 consist of Local Limited Partnerships that are directly engaged in the ownership and management of seven apartment properties with a total of 286 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were approximately $7,000 and zero at September 30, 2011 and December 31, 2010, respectively. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED II

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 7, 2011	By: /s/John McGrath
John McGrath
Senior Vice President, equivalent of the
chief executive officer of the Partnership

Date: November 7, 2011	By: /s/Stephen B. Waters
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

10.3        Assignment and Assumption Agreement by and between Real Estate Associates Limited II, a California limited partnership, Wendell C. Harp and Michael P. Piscitelli and Branford Development Housing, LLC, a Connecticut limited liability company, dated October 20, 2011. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated October 20, 2011).

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

101                                    XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited II’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ (deficiency) capital, (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.