Form 10-K
period 2011-12-31
REAL ESTATE ASSOCIATES LTD II
filed 2012-03-29
CIK 314237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

80 International Drive, PO Box 1089

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

PART I

ITEM 1.     BUSINESS

Real Estate Associates Limited II ("REAL II" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on December 4, 1979. On March 17, 1980, REAL II offered 3,000 units consisting of 6,000 Limited Partnership Interests and Warrants to purchase a maximum of 6,000 Additional Limited Partnership Interests through a public offering managed by E.F. Hutton Inc. REAL II received $13,365,000 in subscriptions for units of Limited Partnership Interests (at $5,000 per unit) during the period March 17, 1979 to September 15, 1980, pursuant to a registration statement on Form S-11. As of December 31, 1981, REAL II had received an additional $13,365,000 in subscriptions pursuant to the exercise of warrants and the sale of additional Limited Partnership Interests.

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

On January 31, 2012, an affiliate of the Corporate General Partner entered into a management agreement with a third party management services company for the management of a portfolio of approximately 147 properties with 10,184 units held by entities, including the Partnership, in which Aimco and its affiliates have minority limited and general partner interests. On January 31, 2012, an affiliate of the Corporate General Partner also entered into an option agreement with the management services company pursuant to which it granted the company the exclusive option, for a period ending on December 27, 2013, to purchase the minority interests in the portfolio held by Aimco and its affiliates. Aimco expects the sale of such interests to be completed later this year, pending the satisfaction of certain closing conditions.

REAL II holds limited partnership interests in six local limited partnerships (the “Local Limited Partnerships”) as of December 31, 2011, as a result of four Local Limited Partnerships selling their investment properties, one each in March 2007, February 2005, August 2004, and April 2003 and after REAL II selling its interest in seven Local Limited Partnerships in December 1998, one in May 2010, one in August 2011 and one in December 2011. All of the Local Limited Partnerships own low income housing projects which are subsidized and/or have mortgage notes payable to or insured by agencies of the Federal or local government.

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

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 2.     PROPERTIES

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2011.

	REAL II	Original Cost
	Percentage	Of Ownership	Mortgage
Partnership	Interest
Interest
			Notes
		(in thousands)	(in thousands)

Azalea Court	95%	$ 165	$ 1,316
Crystal Springs	99%	95	540
Lakeside Apts.	99%	285	1,571
Landmark Towers	99%	190	--
Magnolia Estates	99%	200	2,978
Willow Wick Apts.	99%	80	414
		$1,015	$ 6,819

During 2011, all of the projects in which REAL II had invested were substantially rented except for Magnolia Estates, which had an average occupancy of 68%, and Willow Wick Apartments, which had an average occupancy of 44% for 2011. The following is a schedule of the status as of December 31, 2011 of the projects owned by the Local Limited Partnerships in which REAL II has invested as a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL II HAS AN INVESTMENT

DECEMBER 31, 2011

			Units
			Authorized
			For Rental
		Financed,
Assistance

		Insured	Under Section	Occupancy Percentage
		And	8 or Other	For the Years Ended
Property Name	No. of	Subsidized	Rent Supplement	December 31,
and Location	Units	Under	Program (D)	2011	2010
Azalea Court
Theodore, AL	48	(A)	46	99%	100%
Crystal Springs
Crystal Springs, MS	28	(A)	28	100%	92%
Lakeside Apts.
Mishawaka, IN	48	(B)	48	100%	99%
Landmark Towers
Nampa, ID	40	(C)	40	98%	99%
Magnolia Estates
Gulfport, MS	60	(A)	24	68%	87%
Willow Wick Apts.
Centre, AL	24	(A)	5	44%	42%
TOTALS	248		191

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

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2011, the Partnership had 5,290 limited partnership units (“Units”) or 10,580 interests outstanding held by 1,347 limited partners of record. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

During the year ended December 31, 2010, the Partnership distributed approximately $3,000,000 to its limited partners from the proceeds received from the Partnership’s assignment of the limited partnership interest in Valebrook Associates and from Partnership reserves released during the year ended December 31, 2010. There were no distributions made by the Partnership to its limited partners during the year ended December 31, 2011.

Aimco and its affiliates owned 870 Units or 1,740 limited partnership interests in the Partnership representing 16.45% of the outstanding limited partnership interests at December 31, 2011. A Unit consists of two limited partnership interests. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary source of funds consists of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership's sale of its interest in a Local Limited Partnership. As discussed below, the Partnership assigned its limited partnership interest in Valebrook Associates during the year ended December 31, 2010 and the Partnership assigned its limited partnership interests in Cherrywood Associates and Branford Development Associates during the year ended December 31, 2011. During the year ended December 31, 2010, the Partnership distributed approximately $3,000,000 to its limited partners from the proceeds received from the Partnership’s assignment of the limited partnership interest in Valebrook Associates and from Partnership reserves released during the year ended December 31, 2010. There were no distributions made by the Partnership to its limited partners during the year ended December 31, 2011.

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

Distributions received from Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the years ended December 31, 2011 and 2010, the Partnership received operating distributions of approximately $17,000 and $124,000, respectively, from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnership has been reduced to zero.

In May 2010, the Partnership assigned its limited partnership interest in Valebrook Associates (“Valebrook”) to a third party for approximately $2,600,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership for the year ended December 31, 2010, as the Partnership’s investment balance in Valebrook was zero at December 31, 2010.

In August 2011, the Partnership assigned its limited partnership interest in Cherrywood Associates to an affiliate of the general partner of the Local Limited Partnership for approximately $650,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership during the year ended December 31, 2011, as the Partnership’s investment balance in Cherrywood Associates was zero at both December 31, 2011 and 2010.

In December 2011, the Partnership assigned its limited partnership interest in Branford Development Associates to a third party for a total price of $1,100,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership during the year ended December 31, 2011, as the Partnership’s investment balance in Branford Development Associates was zero at both December 31, 2011 and 2010.

On February 14, 2012, Landmark Associates entered into a contract to sell its investment property to a third party for a gross sale price of $1,500,000. The Partnership’s consent is a condition to the closing of the transaction. The Partnership is currently reviewing the transaction and has not consented to the sale. The Partnership had no investment balance remaining in Landmark Associates as of December 31, 2011 and 2010.

As of December 31, 2011 and 2010, the Partnership had cash and cash equivalents of approximately $2,266,000 and $632,000, respectively.  Cash and cash equivalents are on deposit with a financial institution.

Results of Operations

At December 31, 2011, the Partnership has investments in six Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the years ended December 31, 2011 and 2010, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2010.

Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $17,000 and $124,000 for the years ended December 31, 2011 and 2010, respectively. These amounts were recognized as income on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”, in accordance with the equity method of accounting.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the years ended December 31, 2011 and 2010, the Partnership advanced approximately $7,000 and $6,000, respectively, to one Local Limited Partnership, Branford Development Associates, to fund tax payments. These advances were not expensed as the Partnership expected to receive repayment. The advances made during the years ended December 31, 2011 and 2010 were repaid during the years ended December 31, 2011 and 2010, respectively. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnership.

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

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. Management fees were approximately $39,000 and $60,000 for the years ended December 31, 2011 and 2010, respectively. The management fee decreased due to the assignment of the Partnership’s interest in Valebrook during 2010.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $54,000 and $59,000 for the years ended December 31, 2011 and 2010, respectively. Administrative expenses were approximately $11,000 and $12,000 for the years ended December 31, 2011 and 2010, respectively.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $1,963,000 and $1,841,000 for the years ended December 31, 2011 and 2010, respectively. Total expenses from continuing operations for the Local Limited Partnerships were approximately $1,645,000 and $1,594,000 for the years ended December 31, 2011 and 2010, respectively. Income from continuing operations for the Local Limited Partnerships for 2011 and 2010 aggregated approximately $318,000 and $247,000, respectively. The income from continuing operations allocated to the Partnership was approximately $314,000 and $244,000 for 2011 and 2010, respectively. However, none of this allocated income was recognized by the Partnership as the investment balance had already been reduced to zero from prior years' losses, which were in excess of the Partnership’s share of allocated income for the years ended December 31, 2011 and 2010.

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

At December 31, 2011 and 2010, the Partnership holds variable interests in six and eight VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The six VIEs at December 31, 2011 consist of Local Limited Partnerships that are directly engaged in the ownership and management of six apartment properties with a total of 248 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both December 31, 2011 and 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REAL ESTATE ASSOCIATES LIMITED II

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2011 and 2010

Statements of Operations - Years ended December 31, 2011 and 2010

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2011 and 2010

Statements of Cash Flows - Years ended December 31, 2011 and 2010

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited II

We have audited the accompanying balance sheets of Real Estate Associates Limited II as of December 31, 2011 and 2010, and the related statements of operations, changes in partners' capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited II at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

                                                            /s/Ernst & Young LLP

Greenville, South Carolina

March 29, 2012

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEETS

(in thousands)

	December 31,

	2011	2010
ASSETS

Cash and cash equivalents	$ 2,266	$ 632
Investments in and advances to Local Limited Partnerships	--	--
Receivables – limited partners	31	--
Total assets	$ 2,297	$ 632

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
Accounts payable and accrued expenses	$ 24	$ 22

Contingencies	--	--

Partners' capital (deficiency):
General partners	(146)	(163)
Limited partners	2,419	773
Total partners’ capital (deficiency)	2,273	610
Total liabilities and partners’ capital (deficiency)	$ 2,297	$ 632

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2011	2010

Revenues:	$ --	$ --

Operating expenses:
Management fees - Corporate General Partner	39	60
Administrative	11	12
Legal and accounting	54	59
Total operating expenses	104	131

Loss from partnership operations	(104)	(131)
Gain on sale of interests in Local Limited
Partnerships	1,750	2,600
Distributions in excess of investment in Local
Limited Partnerships	17	124

Net income	$ 1,663	$ 2,593

Net income allocated to general partners (1%)	$ 17	$ 26
Net income allocated to limited partners (99%)	$ 1,646	$ 2,567

Net income per limited partnership interest	$155.02	$241.58

Distribution per limited partnership interest	$ --	$282.33

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIENCY)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners’ capital (deficiency) at
December 31, 2009	$ (189)	$ 1,206	$ 1,017

Distribution to limited partners	--	(3,000)	(3,000)

Net income for the year ended
December 31, 2010	26	2,567	2,593

Partners’ capital (deficiency) at
December 31, 2010	(163)	773	610

Net income for the year ended
December 31, 2011	17	1,646	1,663

Partners’ capital (deficiency) at
December 31, 2011	$ (146)	$ 2,419	$ 2,273

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income	$ 1,663	$ 2,593
Adjustments to reconcile net income to net cash used in
operating activities:
Gain on sale of interests in Local Limited Partnerships	(1,750)	(2,600)
Changes in accounts:
Receivables – limited partners	(31)	5
Accounts payable and accrued expenses	2	(4)
Net cash used in operating activities	(116)	(6)

Cash flows from investing activities:
Proceeds from sale of interests in Local Limited
Partnerships	1,750	2,600
Advances to Local Limited Partnership	(7)	(6)
Repayment of advances to Local Limited Partnership	7	10
Net cash provided byinvesting activities	1,750	2,604

Cash flows used in financing activities
Distribution to limited partners	--	(3,000)

Net increase (decrease) in cash and cash equivalents	1,634	(402)
Cash and cash equivalents, beginning of the year	632	1,034

Cash and cash equivalents, end of the year	$ 2,266	$ 632

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

On January 31, 2012, an affiliate of the Corporate General Partner entered into a management agreement with a third party management services company for the management of a portfolio of approximately 147 properties with 10,184 units held by entities, including the Partnership, in which Aimco and its affiliates have minority limited and general partner interests. On January 31, 2012, an affiliate of the Corporate General Partner also entered into an option agreement with the management services company pursuant to which it granted the company the exclusive option, for a period ending on December 27, 2013, to purchase the minority interests in the portfolio held by Aimco and its affiliates. Aimco expects the sale of such interests to be completed later this year, pending the satisfaction of certain closing conditions.

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2011 and 2010.

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

Abandoned Units

During 2011 and 2010, the number of Limited Partnership Interests decreased by 38 and 8 interests, respectively, due to limited partners abandoning their interests. At December 31, 2011 and 2010, the Partnership had outstanding 10,580 and 10,618 Limited Partnership Interests, respectively. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment.

Net Income and Distribution Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding at the beginning of the year. Distribution per limited partnership interest for the year ended December 31, 2010 was computed by dividing the limited partners’ distribution by the number of limited partnership interests outstanding at the beginning of the year.  The number of limited partnership interests used was 10,618 and 10,626 for the years ended December 31, 2011 and 2010, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at December 31, 2011 and 2010 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there have been any impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2011 and 2010.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet at December 31, 2011 that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2011 and 2010, the Partnership holds variable interests in six and eight VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The six VIEs at December 31, 2011 consist of Local Limited Partnerships that are directly engaged in the ownership and management of six apartment properties with a total of 248 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which was zero at both December 31, 2011 and 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 – INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2011 and 2010, the Partnership holds limited partnership interests in six and eight Local Limited Partnerships, respectively. As of December 31, 2011, all of the Local Limited Partnerships own residential low income rental projects consisting of 248 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $17,000 and $124,000 for the years ended December 31, 2011 and 2010, respectively.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the years ended December 31, 2011 and 2010, the Partnership advanced approximately $7,000 and $6,000, respectively, to one Local Limited Partnership, Branford Development Associates, to fund tax payments. These advances were not expensed as the Partnership expected to receive repayment. The advances made during the years ended December 31, 2011 and 2010 were repaid during the years ended December 31, 2011 and 2010, respectively. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made these advances in order to protect its economic investment in the Local Limited Partnership.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of December 31, 2011 and 2010.

In May 2010, the Partnership assigned its limited partnership interest in Valebrook Associates (“Valebrook”) to a third party for approximately $2,600,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership for the year ended December 31, 2010, as the Partnership’s investment balance in Valebrook was zero at December 31, 2010.

In August 2011, the Partnership assigned its limited partnership interest in Cherrywood Associates to an affiliate of the general partner of the Local Limited Partnership for approximately $650,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership during the year ended December 31, 2011, as the Partnership’s investment balance in Cherrywood Associates was zero at both December 31, 2011 and 2010.

In December 2011, the Partnership assigned its limited partnership interest in Branford Development Associates to a third party for a total price of $1,100,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership during the year ended December 31, 2011, as the Partnership’s investment balance in Branford Development Associates was zero at both December 31, 2011 and 2010.

On February 14, 2012, Landmark Associates entered into a contract to sell its investment property to a third party for a gross sale price of $1,500,000. The Partnership’s consent is a condition to the closing of the transaction. The Partnership is currently reviewing the transaction and has not consented to the sale. The Partnership had no investment balance remaining in Landmark Associates as of December 31, 2011 and 2010.

The difference between the investment per the accompanying balance sheets at December 31, 2011 and 2010 and the partners’ deficiency per the Local Limited Partnerships' condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership’s recorded value of its investments and its equity in distributions from the Local Limited Partnerships are not individually material to the overall financial position of the Partnership, the unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2011 and 2010, and the unaudited condensed combined results of operations for each of the two years in the periods ended December 31, 2011 and 2010 are as follows (2011 and 2010 amounts exclude Valebrook Associates, Cherrywood Associates and Branford Development Associates due to the assignment of the Partnership’s interests in the Local Limited Partnerships in May 2010, August 2011 and December 2011, respectively):

Condensed Combined Balance Sheets

of the Local Limited Partnerships

	December 31,
	2011	2010
Assets:	(in thousands - unaudited)
Land	$ 318	$ 318
Buildings and improvements, net of accumulated
depreciation of approximately $7,713 and
$7,496, respectively	3,109	3,108
Other assets	1,595	1,449
Total Assets	$ 5,022	$ 4,875

Liabilities and Partners’ Deficiency:
Liabilities:
Mortgage notes payable	$ 6,819	$ 6,974
Other liabilities	387	457
Total Liabilities	7,206	7,431

Partners’ Deficiency	(2,184)	(2,556)
Total Liabilities & Partners' Deficiency	$ 5,022	$ 4,875

Condensed Combined Results of Operations

of the Local Limited Partnerships

	Year Ended December 31,
	2011	2010
	(in thousands – unaudited)
Revenues:
Rental income	$ 1,503	$ 1,565
Other income	460	276
Total revenues	1,963	1,841

Expenses:
Operating	1,082	1,010
Financial	344	371
Depreciation and amortization	219	213
Total expenses	1,645	1,594

Income from continuing operations	$ 318	$ 247

Real Estate and Accumulated Depreciation of Local Limited Partnerships

The following unaudited data is a summary of real estate, accumulated depreciation and encumbrances of the Local Limited Partnerships.

	Gross Amount At Which Carried
	At December 31, 2011
	(in thousands)

			Buildings
			and
			Related
			Personal		Accumulated	Date of
Description	Encumbrances	Land	Property	Total	Depreciation	Construction

Azalea Court	$ 1,316	$ 62	$ 1,988	$ 2,050	$ 1,434	10/80-3/81

Crystal
Springs	540	36	917	953	782	7/80-3/81

Lakeside
Apartments	1,571	102	2,025	2,127	1,654	10/80-6/81

Landmark
Towers	--	39	1,790	1,829	1,678	4/79-10/80

Magnolia
Estates	2,978	57	3,471	3,528	1,564	3/80-8/80

Willow Wick
Apartments	414	22	631	653	601	9/80-5/81
Totals	$ 6,819	$ 318	$10,822	$11,140	$ 7,713

Reconciliation of real estate(unaudited)

	Years Ended December 31,
	2011	2010
	(in thousands)

Balance at beginning of year	$ 15,840	$ 22,698
Additions during the year	218	519
Disposal of property	(4,918)	(7,377)
Balance at end of year	$ 11,140	$ 15,840

Reconciliation of accumulated depreciation(unaudited)

	Years Ended December 31,
	2011	2010
	(in thousands)
Balance at beginning of year	$10,986	$16,281
Disposal of property	(3,490)	(5,591)
Depreciation expense for the year	217	296
Balance at end of year	$ 7,713	$10,986

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

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $39,000 and $60,000 for the years ended December 31, 2011 and 2010, respectively.

Aimco and its affiliates owned 870 Units or 1,740 limited partnership interests in the Partnership representing 16.45% of the outstanding limited partnership interests at December 31, 2011. A Unit consists of two limited partnership interests. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

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

A reconciliation is as follows:

	Years Ended December 31,
	2011	2010
	(in thousands)
Net income per financial statements	$ 1,663	$ 2,593
Gain on sale of interest in Local Limited
Partnership	(939)	(6,365)
Partnership's share of Local Limited
Partnership	263	372

Income (loss) per tax return	$ 987	$ (3,400)
Income (loss) per limited partnership interest	$ 184.02	$ (627.06)

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets (in thousands):

	2011	2010
Net assets as reported	$ 2,273	$ 610
(Deduct) add:
Investment in Partnerships	(3,499)	(2,822)
Deferred offering costs	1,422	1,422
Receivable	2,094	2,094
Other	41	41
Net assets – Federal tax basis	$ 2,331	$ 1,345

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2011, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

John Bezzant	49	Director and Executive Vice President
Ernest M. Freedman	41	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	43	Executive Vice President, General Counsel and Secretary
Paul Beldin	38	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	50	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Corporate General Partner and Aimco in January 2011 and prior to that time was a Senior Vice President of the Corporate General Partner and Aimco since joining Aimco in June 2006. Effective February 7, 2012, Mr. Bezzant will serve as the equivalent of the chief executive officer of the Partnership. Prior to joining Aimco, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of Aimco and the Corporate General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with Aimco and serves as the equivalent of the principal financial officer of the Partnership.  Mr. Waters joined Aimco as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Corporate General Partner and Aimco in April 2004.  Prior to joining Aimco, Mr. Waters was a senior manager at Ernst & Young LLP.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that John Bezzant meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of Aimco. Aimco has adopted a code of ethics that applies to such directors and officers that is posted on Aimco's website (www.Aimco.com). Aimco's website is not incorporated by reference to this filing.

ITEM 11.    EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of REAL II. Except as noted below as of December 31, 2011, no person or entity is known to the Partnership to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

	Number of Limited

Entity	Partnership Interests
Percentage

AIMCO Properties, L.P.
(an affiliate of Aimco)	1,740.0	16.45%

AIMCO Properties, L.P. is indirectly ultimately controlled by Aimco. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)   None of the directors or officers of the Corporate General Partner owns directly or beneficially any limited partnership interests in REAL II.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $39,000 and $60,000 for the years ended December 31, 2011 and 2010, respectively.

Aimco and its affiliates owned 870 limited partnership units (the “Units”) or 1,740 limited partnership interests in the Partnership representing 16.45% of the outstanding limited partnership interests at December 31, 2011. A Unit consists of two limited partnership interests. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2012.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2011 and 2010 are described below.

Audit Fees. Fees for audit services totaled approximately $26,000 and $28,000 for 2011 and 2010, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $12,000 and $11,000 for 2011 and 2010, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)            The following financial statements are included in Item 8:

Balance Sheets – December 31, 2011 and 2010.

Statements of Operations - Years ended December 31, 2011 and 2010.

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2011 and 2010.

Statements of Cash Flows - Years ended December 31, 2011 and 2010.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED II

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/John Bezzant
John Bezzant
Executive Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive Vice	Date: March 29, 2012
John Bezzant	President

/s/Ernest M. Freedman	Director and Executive Vice	Date: March 29, 2012
Ernest M. Freedman	President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 29, 2012
Stephen B. Waters	Accounting

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

10.2        First Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Cherrywood Associates by and between Real Estate Associates Limited II, a California limited partnership, and James R. Tomlinson, Thomas E. Dillon and Gerald C. Bauman, dated August 10, 2011. (Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 10, 2011).

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

101                                    XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited II’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ capital (deficiency), (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.