Form 10-Q
period 2012-06-30
REAL ESTATE ASSOCIATES LTD II
filed 2012-08-13
CIK 314237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2012

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEETS

(Unaudited)

(in thousands)

	June 30, 2012	December 31, 2011
ASSETS

Cash and cash equivalents	$ 3,348	$ 2,266
Investments in and advances to Local Limited
Partnerships	--	--
Receivables – limited partners	43	31
Total assets	$ 3,391	$ 2,297

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
Accounts payable and accrued expenses	$ 17	$ 24

Contingencies	--	--

Partners' capital (deficiency):
General partners	(135)	(146)
Limited partners	3,509	2,419
Total partners’ capital (deficiency)	3,374	2,273
Total liabilities and partners’ capital
(deficiency)	$ 3,391	$ 2,297

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues:	$ --	$ --	$ --	$ --

Operating expenses:
Management fees – Corporate General Partner	7	9	13	19
Administrative	4	5	6	6
Legal and accounting	15	12	27	24
Total operating expenses	26	26	46	49

Loss from partnership operations	(26)	(26)	(46)	(49)
Distributions in excess of investment in Local Limited Partnerships	1,108	10	1,147	10

Net income (loss)	$ 1,082	$ (16)	$ 1,101	$ (39)

Net income (loss) allocated to general partners (1%)	$ 11	$ --	$ 11	$ --
Net income (loss) allocated to limited partners (99%)	$ 1,071	$ (16)	$ 1,090	$ (39)

Net income (loss) per limited partnership interest	$101.23	$ (1.51)	$103.02	$ (3.67)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands)

	General Partners	Limited Partners	Total

Partners' capital (deficiency) at December 31, 2011	$ (146)	$ 2,419	$ 2,273

Net income for the six months ended June 30, 2012	11	1,090	1,101

Partners' capital (deficiency) at June 30, 2012	$ (135)	$ 3,509	$ 3,374

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$ 1,101	$ (39)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Distribution from sale of Local Limited Partnership
property recognized as income	(1,095)	--
Changes in accounts:
Receivables – limited partners	(12)	(30)
Accounts payable and accrued expenses	(7)	(5)
Net cash used in operating activities	(13)	(74)

Cash flows from investing activities:
Advance to Local Limited Partnership	--	(7)
Distribution from sale of Local Limited Partnership
property	1,095	--
Net cash provided by (used in) investing
activities	1,095	(7)

Net increase (decrease) in cash and cash equivalents	1,082	(81)
Cash and cash equivalents, beginning of period	2,266	632

Cash and cash equivalents, end of period	$ 3,348	$ 551

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of June 30, 2012 and the results of operations and changes in cash flows for the six months ended June 30, 2012 and 2011, respectively.

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

At both June 30, 2012 and December 31, 2011, there were 10,580 limited partnership interests outstanding.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 10,580 and 10,618 for the three and six months ended June 30, 2012 and 2011, respectively.

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

At June 30, 2012 and December 31, 2011, the Partnership holds variable interests in 5 and 6 VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The 5 VIEs at June 30, 2012 consist of Local Limited Partnerships that are directly engaged in the ownership and management of 5 apartment properties with a total of 208 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both June 30, 2012 and December 31, 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of June 30, 2012 and December 31, 2011, the Partnership holds limited partnership interests in 5 and 6 Local Limited Partnerships, respectively. As of June 30, 2012, the Local Limited Partnerships own residential low income rental projects consisting of 208 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage (between 95% and 99%). Distributions of surplus cash from operations from most of the Local Limited Partnerships are restricted by the LocalLimited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”) and/or are restricted by the terms of the mortgages encumbering the Projects. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited statements of operations. Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $52,000 and $10,000 for the six months ended June 30, 2012 and 2011, respectively.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are generally charged to expense. During the six months ended June 30, 2011, the Partnership advanced approximately $7,000 to one Local Limited Partnership, Branford Development Associates, to fund tax payments. This advance was not expensed as the Partnership expected to receive repayment. This advance was repaid during the fourth quarter of 2011. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Limited Partnership. There were no advances made during the six months ended June 30, 2012.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of June 30, 2012 or December 31, 2011.

On June 20, 2012, Landmark Associates sold its investment property for a gross sale price of $1,500,000. The Partnership received a distribution of approximately $1,095,000 , which was recognized as a distribution in excess of investment in Local Limited Partnership during the three and six months ended June 30, 2012. The Partnership had no investment balance remaining in Landmark Associates as of the date of the sale or December 31, 2011. Subsequent to June 30, 2012, the Partnership received an additional distribution of approximately $104,000.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2012 and 2011 for the Local Limited Partnerships in which the Partnership has invested (2012 and 2011 amounts exclude the operations of Landmark Associates, which sold its investment property in June 2012, and Cherrywood Associates and Branford Development Associates due to the assignment of the Partnership’s interest in the Local Limited Partnerships in August 2011 and December 2011, respectively) (in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Revenues
Rental and other	$ 299	$ 298	$ 610	$ 637

Expenses
Depreciation	47	47	94	94
Interest	49	50	98	101
Operating	196	193	417	398
Total expenses	292	290	609	593

Income from continuing
operations	$ 7	$ 8	$ 1	$ 44

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

Note 3 – Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. The fee was approximately $13,000 and $19,000 for the six months ended June 30, 2012 and 2011, respectively.

Note 4 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amounts of other assets and liabilities reported on the balance sheet at June 30, 2012 that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Note 5 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Note 6 – Subsequent Event

Subsequent to June 30, 2012, the Partnership distributed approximately $1,132,000 to the limited partners, or $106.99 per limited partnership unit, from proceeds received from the sale of the investment property owned by Landmark Associates and excess cash reserves.

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

Liquidity and Capital Resources

The Partnership's primary source of funds consists of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. As discussed below, Landmark Associates sold its investment property during the six months ended June 30, 2012. There were no distributions made by the Partnership to its limited partners during the six months ended June 30, 2012 and 2011. Subsequent to June 30, 2012, the Partnership distributed approximately $1,132,000 to the limited partners, or $106.99 per limited partnership unit, from proceeds received from the sale of the investment property owned by Landmark Associates and excess cash reserves.

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

Distributions received from Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnership has been reduced to zero were approximately $52,000 and $10,000 for the six months ended June 30, 2012 and 2011, respectively.

On June 20, 2012, Landmark Associates sold its investment property for a gross sale price of $1,500,000. The Partnership received a distribution of approximately $1,095,000, which was recognized as a distribution in excess of investment in Local Limited Partnership during the three and six months ended June 30, 2012. The Partnership had no investment balance remaining in Landmark Associates as of the date of the sale or December 31, 2011. Subsequent to June 30, 2012, the Partnership received an additional distribution of approximately $104,000.

As of June 30, 2012 and December 31, 2011, the Partnership had cash and cash equivalents of approximately $3,348,000 and $2,266,000, respectively. Cash and cash equivalents are on deposit with a financial institution.

Results of Operations

At June 30, 2012 and December 31, 2011, the Partnership has investments in five and six Local Limited Partnerships, respectively, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the six months ended June 30, 2012 and 2011, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2011.

Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $52,000 and $10,000 for the six months ended June 30, 2012 and 2011, respectively. These amounts were recognized as income on the statements of operations included in “Item 1. Financial Statements”, in accordance with the equity method of accounting.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are generally charged to expense. During the six months ended June 30, 2011, the Partnership advanced approximately $7,000 to one Local Limited Partnership, Branford Development Associates, to fund tax payments. This advance was not expensed as the Partnership expected to receive repayment. This advance was repaid during the fourth quarter of 2011. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Limited Partnership. There were no advances made during the six months ended June 30, 2012.

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

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs.  Management fees were approximately $13,000 and $19,000 for the six months ended June 30, 2012 and 2011, respectively, and approximately $7,000 and $9,000 for the three months ended June 30, 2012 and 2011, respectively. The decrease in the management fee is due to the assignment of the Partnership’s interests in Cherrywood Associates and Branford Development Associates during 2011.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $27,000 and $24,000 for the six months ended June 30, 2012 and 2011, respectively, and approximately $15,000 and $12,000 for the three months ended June 30, 2012 and 2011, respectively. General and administrative expenses were approximately $6,000 for each of the six months ended June 30, 2012 and 2011, and approximately $4,000 and $5,000 for the three months ended June 30, 2012 and 2011, respectively.

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

Other

Aimco and its affiliates owned 1,740 limited partnership interests in the Partnership representing 16.45% of the outstanding limited partnership interests at June 30, 2012. A number of these interests were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

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

At June 30, 2012 and December 31, 2011, the Partnership holds variable interests in five and six VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The five VIEs at June 30, 2012 consist of Local Limited Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 208 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both June 30, 2012 and December 31, 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED II

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 13, 2012	By: /s/John Bezzant
John Bezzant
Executive Vice President

Date: August 13, 2012	By: /s/Stephen B. Waters
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

101                                    XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited II’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ capital (deficiency), (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.