Form 10-Q
period 2012-09-30
REAL ESTATE ASSOCIATES LTD II
filed 2012-11-02
CIK 314237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2012

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEETS

(Unaudited)

(in thousands)

	September 30,	December 31,
	2012	2011
ASSETS

Cash and cash equivalents	$ 2,340	$ 2,266
Investments in and advances to Local Limited
Partnerships	--	--
Receivables – limited partners	--	31
Total assets	$ 2,340	$ 2,297

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
Accounts payable and accrued expenses	$ 24	$ 24

Contingencies	--	--

Partners' capital (deficiency):
General partners	(134)	(146)
Limited partners	2,450	2,419
Total partners’ capital (deficiency)	2,316	2,273
Total liabilities and partners’ capital
(deficiency)	$ 2,340	$ 2,297

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues:	$ --	$ --	$ --	$ --

Operating expenses:
Management fees – Corporate General
Partner	6	10	19	29
General and administrative	1	2	7	8
Legal and accounting	27	15	54	39
Total operating expenses	34	27	80	76

Loss from partnership operations	(34)	(27)	(80)	(76)
Gain on sale of interest in Local
Limited Partnership	--	650	--	650
Distributions in excess of investment
in Local Limited Partnerships	108	7	1,255	17

Net income	$ 74	$ 630	$ 1,175	$ 591

Net income allocated to general
partners (1%)	$ 1	$ 6	$ 12	$ 6
Net income allocated to limited
partners (99%)	$ 73	$ 624	$ 1,163	$ 585

Net income per limited partnership
interest	$ 6.90	$ 58.77	$109.92	$ 55.10

Distribution per limited partnership
interest	$106.99	$ --	$106.99	$ --

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners' capital (deficiency)
at December 31, 2011	$ (146)	$ 2,419	$ 2,273

Distribution to limited partners	--	(1,132)	(1,132)

Net income for the nine months
ended September 30, 2012	12	1,163	1,175

Partners' capital (deficiency)
at September 30, 2012	$ (134)	$ 2,450	$ 2,316

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$ 1,175	$ 591
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Distributions from sale of Local Limited Partnership
property recognized as income	(1,199)	--
Gain on sale of interest in Local Limited Partnership	--	(650)
Changes in accounts:
Receivables – limited partners	31	(31)
Net cash provided by (used in) operating activities	7	(90)

Cash flows from investing activities:
Distributions from sale of Local Limited Partnership
property	1,199	--
Proceeds from sale of interest in Local Limited
Partnership	--	650
Advance to Local Limited Partnership	--	(7)
Net cash provided by investing activities	1,199	643

Cash flows used in financing activities:
Distribution to limited partners	(1,132)	--

Net increase in cash and cash equivalents	74	553
Cash and cash equivalents, beginning of period	2,266	632

Cash and cash equivalents, end of period	$ 2,340	$ 1,185

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) considered necessary for a fair presentation. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

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

At both September 30, 2012 and December 31, 2011, there were 10,580 limited partnership interests outstanding.

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

Net Income and Distribution Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners’ share of net income by the number of limited partnership interests outstanding at the beginning of the year. Distribution per limited partnership interest for the three and nine months ended September 30, 2012 was computed by dividing the limited partners’ distribution by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 10,580 and 10,618 for the three and nine months ended September 30, 2012 and 2011, respectively.

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

At September 30, 2012 and December 31, 2011, the Partnership holds variable interests in 5 and 6 VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The 5 VIEs at September 30, 2012 consist of Local Limited Partnerships that are directly engaged in the ownership and management of 5 apartment properties with a total of 208 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both September 30, 2012 and December 31, 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of September 30, 2012 and December 31, 2011, the Partnership holds limited partnership interests in 5 and 6 Local Limited Partnerships, respectively. As of September 30, 2012, the Local Limited Partnerships own residential low income rental projects consisting of 208 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited statements of operations. Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $56,000 and $17,000 for the nine months ended September 30, 2012 and 2011, respectively.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are generally charged to expense. During the nine months ended September 30, 2011, the Partnership advanced approximately $7,000 to one Local Limited Partnership, Branford Development Associates, to fund tax payments. This advance was not expensed as the Partnership expected to receive repayment. This advance was repaid during the fourth quarter of 2011. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Limited Partnership. There were no advances made during the nine months ended September 30, 2012.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of September 30, 2012 or December 31, 2011.

In August 2011, the Partnership assigned its limited partnership interest in Cherrywood Associates to an affiliate of the general partner of the Local Limited Partnership for approximately $650,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership during the three and nine months ended September 30, 2011 as the Partnership’s investment balance in Cherrywood Associates was zero as of the date of the assignment.

In June 2012, Landmark Associates sold its investment property for a gross sale price of $1,500,000. The Partnership received distributions of approximately $1,199,000, approximately $104,000 of which was received during the three months ended September 30, 2012, and were recognized as distributions in excess of investment in Local Limited Partnership during the three and nine months ended September 30, 2012. The Partnership had no investment balance remaining in Landmark Associates as of the date of the sale or December 31, 2011.

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2012 and 2011 for the Local Limited Partnerships in which the Partnership has invested (2012 and 2011 amounts exclude the operations of Landmark Associates, which sold its investment property in June 2012, and Cherrywood Associates and Branford Development Associates due to the assignment of the Partnership’s interest in the Local Limited Partnerships in August 2011 and December 2011, respectively) (in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Revenues
Rental and other	$ 296	$ 278	$ 906	$ 915

Expenses
Depreciation	46	47	140	141
Interest	48	51	146	152
Operating	216	226	633	624
Total expenses	310	324	919	917

Loss from continuing operations	$ (14)	$ (46)	$ (13)	$ (2)

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

Note 3 – Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. The fee was approximately $19,000 and $29,000 for the nine months ended September 30, 2012 and 2011, respectively.

Note 4 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amounts of other assets and liabilities reported on the balance sheet at September 30, 2012 that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Note 5 - Contingencies

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Note 6 – Distribution

During the nine months ended September 30, 2012, the Partnership distributed approximately $1,132,000 to the limited partners, or $106.99 per limited partnership interest, from initial proceeds received from the sale of the investment property owned by Landmark Associates and from excess cash reserves. There were no distributions made by the Partnership to its limited partners during the nine months ended September 30, 2011.

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

Liquidity and Capital Resources

The Partnership's primary source of funds consists of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. As discussed below, Landmark Associates sold its investment property and the Partnership assigned its limited partnership interest in Cherrywood Associates during the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, the Partnership distributed approximately $1,132,000 to the limited partners, or $106.99 per limited partnership interest, from initial proceeds received from the sale of the investment property owned by Landmark Associates and from excess cash reserves. There were no distributions made by the Partnership to its limited partners during the nine months ended September 30, 2011.

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

Distributions received from Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnership has been reduced to zero were approximately $56,000 and $17,000 for the nine months ended September 30, 2012 and 2011, respectively.

In August 2011, the Partnership assigned its limited partnership interest in Cherrywood Associates to an affiliate of the general partner of the Local Limited Partnership for approximately $650,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership during the three and nine months ended September 30, 2011 as the Partnership’s investment balance in Cherrywood Associates was zero as of the date of the assignment.

In June 2012, Landmark Associates sold its investment property for a gross sale price of $1,500,000. The Partnership received distributions of approximately $1,199,000, approximately $104,000 of which was received during the three months ended September 30, 2012, and were recognized as distributions in excess of investment in Local Limited Partnership during the three and nine months ended September 30, 2012. The Partnership had no investment balance remaining in Landmark Associates as of the date of the sale or December 31, 2011.

As of September 30, 2012 and December 31, 2011, the Partnership had cash and cash equivalents of approximately $2,340,000 and $2,266,000, respectively. Cash and cash equivalents are on deposit with a financial institution.

Results of Operations

At September 30, 2012 and December 31, 2011, the Partnership has investments in five and six Local Limited Partnerships, respectively, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the nine months ended September 30, 2012 and 2011, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2011.

Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $56,000 and $17,000 for the nine months ended September 30, 2012 and 2011, respectively. These amounts were recognized as income on the statements of operations included in “Item 1. Financial Statements”, in accordance with the equity method of accounting.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are generally charged to expense. During the nine months ended September 30, 2011, the Partnership advanced approximately $7,000 to one Local Limited Partnership, Branford Development Associates, to fund tax payments. This advance was not expensed as the Partnership expected to receive repayment. This advance was repaid during the fourth quarter of 2011. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Limited Partnership. There were no advances made during the nine months ended September 30, 2012.

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

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs.  Management fees were approximately $19,000 and $29,000 for the nine months ended September 30, 2012 and 2011, respectively, and approximately $6,000 and $10,000 for the three months ended September 30, 2012 and 2011, respectively. The decrease in the management fee is due to the assignment of the Partnership’s interests in Cherrywood Associates and Branford Development Associates during 2011.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $54,000 and $39,000 for the nine months ended September 30, 2012 and 2011, respectively, and approximately $27,000 and $15,000 for the three months ended September 30, 2012 and 2011, respectively. The increase in legal and accounting expense for both periods is primarily due to an increase in costs incurred during 2012 related to the Partnership’s review of the sale of the investment property held by Landmark Associates. General and administrative expenses were approximately $7,000 and $8,000 for the nine months ended September 30, 2012 and 2011, respectively, and approximately $1,000 and $2,000 for the three months ended September 30, 2012 and 2011, respectively.

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

Other

Aimco and its affiliates owned 1,740 limited partnership interests in the Partnership representing 16.45% of the outstanding limited partnership interests at September 30, 2012. A number of these interests were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

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

At September 30, 2012 and December 31, 2011, the Partnership holds variable interests in five and six VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The five VIEs at September 30, 2012 consist of Local Limited Partnerships that are directly engaged in the ownership and management of five apartment properties with a total of 208 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both September 30, 2012 and December 31, 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED II

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 2, 2012	By: /s/John Bezzant
John Bezzant
Executive Vice President

Date: November 2, 2012	By: /s/Stephen B. Waters
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

101                  XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited II’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ capital (deficiency), (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.