Form 10-K
period 2012-12-31
REAL ESTATE ASSOCIATES LTD II
filed 2013-04-01
CIK 314237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-09782

REAL ESTATE ASSOCIATES LIMITED II

(Exact name of registrant as specified in its charter)

California	95-3547609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

80 International Drive

Greenville, South Carolina  29615

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The general partners of REAL II are National Partnership Investments, LLC. ("NAPICO" or the "General Partner"), a California limited liability company, and National Partnership Investments Associates, a California limited partnership. The business of REAL II is conducted primarily by NAPICO. The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”).  Bethesda acquired the General Partner on December 19, 2012, pursuant to an option agreement with Aimco/Bethesda Holdings, Inc., a subsidiary of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust.

REAL II holds limited partnership interests in four local limited partnerships (the “Local Limited Partnerships”) as of December 31, 2012, as a result of six Local Limited Partnerships selling their investment properties, one each in December 2012, June 2012, March 2007, February 2005, August 2004, and April 2003 and after REAL II sold its interest in seven Local Limited Partnerships in December 1998, one in May 2010, one in August 2011 and one in December 2011. All of the Local Limited Partnerships own low income housing projects which are subsidized and/or have mortgage notes payable to or insured by agencies of the Federal or local government.

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

The Partnership does not have any employees.  Services are performed for the Partnership by the General Partner and agents retained by the General Partner.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

ITEM 1A.    RISK FACTORS

Not applicable.

ITEM 2.     PROPERTIES

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2012.

	REAL II	Original Cost
	Percentage	Of Ownership	Mortgage
Partnership	Interest
Interest
			Notes
		(in thousands)	(in thousands)

Azalea Court	95%	$ 165	$ 1,292
Crystal Springs	99%	95	529
Lakeside Apts.	99%	285	1,481
Magnolia Estates	99%	200	2,958
		$ 745	$ 6,260

During 2012, all of the projects in which REAL II had invested were substantially rented except for Magnolia Estates, which had an average occupancy of 64%. The Partnership believes that the low occupancy at Magnolia Estates is due to difficulty in renting the apartment units which do not receive full subsidies. The following is a schedule of the status as of December 31, 2012 of the projects owned by the Local Limited Partnerships in which REAL II has invested as a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL II HAS AN INVESTMENT

DECEMBER 31, 2012

			Units
			Authorized
			For Rental
		Financed,	Assistance
		Insured	Under Section	Occupancy Percentage
		And	8 or Other	For the Years Ended
Property Name	No. of	Subsidized	Rent Supplement	December 31,
and Location	Units	Under	Program (C)	2012	2011
Azalea Court
Theodore, AL	48	(A)	46	99%	99%
Crystal Springs
Crystal Springs, MS	28	(A)	28	100%	100%
Lakeside Apts.
Mishawaka, IN	48	(B)	48	98%	100%
Magnolia Estates
Gulfport, MS	60	(A)	24	64%	68%
TOTALS	184		146

(A)   The project is financed by the Rural Housing Services Section 515 which also provides for interest and rental subsidies.

(B)   The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(C)   Section 8 of Title II of the Housing and Community Development Act of 1974.

ITEM 3.     LEGAL PROCEEDINGS

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2012, the Partnership had 5,265 limited partnership units (“Units”) or 10,530 interests outstanding held by 1,339 limited partners of record. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

During the year ended December 31, 2012, the Partnership distributed approximately $1,132,000 to its limited partners, or $106.99 per limited partnership interest, from initial proceeds received from the sale of the investment property owned by Landmark Associates and from excess cash reserves. There were no distributions made by the Partnership to its limited partners during the year ended December 31, 2011. Subsequent to December 31, 2012, the Partnership distributed approximately $1,500,000 to the limited partners, or $142.45 per limited partnership interest, from excess cash reserves.

Neither the General Partner nor its affiliates currently own any of the outstanding limited partnership interests in the Partnership at December 31, 2012. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. A “Unit” consists of two limited partnership interests. Although the General Partner and its affiliates do not currently own any of the outstanding limited partnership interests in the Partnership, Bethesda has entered into a management agreement with a holder of 870 Units or 1,740 limited partnership interests in the Partnership representing 16.52% of the outstanding limited partnership interests in the Partnership as of December 31, 2012.  Pursuant to such management agreement, Bethesda manages the business of such holder in exchange for a management fee, part of which includes all payments received by such holder with respect to such holder’s ownership of limited partnership interests in the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary source of funds consists of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership's sale of its interest in a Local Limited Partnership. As discussed below, Landmark Associates and Alabama Properties sold their investment properties during the year ended December 31, 2012 and the Partnership assigned its limited partnership interests in Cherrywood Associates and Branford Development Associates during the year ended December 31, 2011. During the year ended December 31, 2012, the Partnership distributed approximately $1,132,000 to the limited partners, or $106.99 per limited partnership interest, from initial proceeds received from the sale of the investment property owned by Landmark Associates and from excess cash reserves. There were no distributions made by the Partnership to its limited partners during the year ended December 31, 2011. Subsequent to December 31, 2012, the Partnership distributed approximately $1,500,000 to the limited partners, or $142.45 per limited partnership interest, from excess cash reserves.

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

Distributions received from Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the years ended December 31, 2012 and 2011, the Partnership received operating distributions of approximately $60,000 and $17,000, respectively, from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnership has been reduced to zero.

In August 2011, the Partnership assigned its limited partnership interest in Cherrywood Associates to an affiliate of the general partner of the Local Limited Partnership for approximately $650,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership during the year ended December 31, 2011, as the Partnership’s investment balance in Cherrywood Associates was zero as of the date of the assignment.

In December 2011, the Partnership assigned its limited partnership interest in Branford Development Associates to a third party for a total price of $1,100,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership during the year ended December 31, 2011, as the Partnership’s investment balance in Branford Development Associates was zero as of the date of the assignment.

In June 2012, Landmark Associates sold its investment property for a gross sale price of $1,500,000. The Partnership received distributions of approximately $1,199,000, which were recognized as distributions in excess of investment in Local Limited Partnership during the year ended December 31, 2012. The Partnership had no investment balance remaining in Landmark Associates as of the date of the sale or December 31, 2011.

In December 2012, Alabama Properties sold its investment property for a gross sale price of approximately $59,000 and release of the investment property’s mortgage debt. The Partnership did not receive any proceeds from the sale.  The Partnership had no investment balance remaining in Alabama Properties as of the date of the sale or December 31, 2011.

As of December 31, 2012 and 2011, the Partnership had cash and cash equivalents of approximately $2,329,000 and $2,266,000, respectively.  Cash and cash equivalents are on deposit with a financial institution.

Results of Operations

At December 31, 2012, the Partnership has investments in four Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the years ended December 31, 2012 and 2011, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2011.

Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $60,000 and $17,000 for the years ended December 31, 2012 and 2011, respectively. These amounts were recognized as income on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”, in accordance with the equity method of accounting.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. During the year ended December 31, 2011, the Partnership advanced approximately $7,000, to one Local Limited Partnership, Branford Development Associates, to fund tax payments. This advance was not expensed as the Partnership expected to receive repayment. This advance was repaid during the year ended December 31, 2011. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Limited Partnership. There were no advances made during the year ended December 31, 2012.

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

A recurring partnership expense is the annual management fee.  The fee is payable to the General Partner and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $25,000 and $39,000 for the years ended December 31, 2012 and 2011, respectively. The management fee decreased due to the assignment of the Partnership’s interests in Cherrywood Associates and Branford Development Associates during 2011.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $69,000 and $54,000 for the years ended December 31, 2012 and 2011, respectively. The increase in legal and accounting expense is primarily due to increases in costs incurred during 2012 related to the Partnership’s review of the sale of the investment property held by Landmark Associates and the cost to prepare the Partnership’s annual tax return. General and administrative expenses were approximately $10,000 and $11,000 for the years ended December 31, 2012 and 2011, respectively.

Total revenues from continuing operations for the Local Limited Partnerships were approximately $1,197,000 and $1,204,000 for the years ended December 31, 2012 and 2011, respectively. Total expenses from continuing operations for the Local Limited Partnerships were approximately $1,214,000 and $1,186,000 for the years ended December 31, 2012 and 2011, respectively. (Loss) income from continuing operations for the Local Limited Partnerships for 2012 and 2011 aggregated approximately $(17,000) and $18,000, respectively. The (loss) income from continuing operations allocated to the Partnership was approximately $(18,000) and $17,000 for 2012 and 2011, respectively. However, none of this allocated loss was recognized by the Partnership as the investment balance had already been reduced to zero from prior years' losses.

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

At December 31, 2012 and 2011, the Partnership holds variable interests in four and six VIEs, respectively, for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The four VIEs at December 31, 2012 consist of Local Limited Partnerships that are directly engaged in the ownership and management of four apartment properties with a total of 184 units. The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both December 31, 2012 and 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 1 – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data".  The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas.   The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REAL ESTATE ASSOCIATES LIMITED II

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Balance Sheets - December 31, 2012 and 2011

Statements of Operations - Years ended December 31, 2012 and 2011

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2012 and 2011

Statements of Cash Flows - Years ended December 31, 2012 and 2011

      Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited II

We have audited the accompanying balance sheets of Real Estate Associates Limited II as of December 31, 2012 and 2011, and the related statements of operations, changes in partners' capital (deficiency), and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited II at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

                                                            /s/Ernst & Young LLP

Greenville, South Carolina

April 1, 2013

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEETS

(in thousands)

	December 31,

	2012	2011
ASSETS

Cash and cash equivalents	$ 2,329	$ 2,266
Investments in and advances to Local Limited Partnerships	--	--
Receivables – limited partners	--	31
Total assets	$ 2,329	$ 2,297

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
Accounts payable and accrued expenses	$ 32	$ 24

Contingencies	--	--

Partners' capital (deficiency):
General partners	(134)	(146)
Limited partners	2,431	2,419
Total partners’ capital (deficiency)	2,297	2,273
Total liabilities and partners’ capital (deficiency)	$ 2,329	$ 2,297

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2012	2011
Revenues:
Other income	$ 1	$ --

Operating expenses:
Management fees - General Partner	25	39
General and administrative	10	11
Legal and accounting	69	54
Total operating expenses	104	104

Loss from partnership operations	(103)	(104)
Gain on sale of interests in Local Limited
Partnerships	--	1,750
Distributions in excess of investment in Local
Limited Partnerships	1,259	17

Net income	$ 1,156	$ 1,663

Net income allocated to general partners (1%)	$ 12	$ 17
Net income allocated to limited partners (99%)	$ 1,144	$ 1,646

Net income per limited partnership interest	$108.13	$155.02

Distribution per limited partnership interest	$106.99	$ --

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIENCY)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners’ capital (deficiency) at
December 31, 2010	$ (163)	$ 773	$ 610

Net income for the year ended
December 31, 2011	17	1,646	1,663

Partners’ capital (deficiency) at
December 31, 2011	(146)	2,419	2,273

Distribution to limited partners	--	(1,132)	(1,132)

Net income for the year ended
December 31, 2012	12	1,144	1,156

Partners’ capital (deficiency) at
December 31, 2012	$ (134)	$ 2,431	$ 2,297

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net income	$ 1,156	$ 1,663
Adjustments to reconcile net income to net cash used in
operating activities:
Distributions from sale of Local Limited Partnership property recognized as income	(1,199)	--
Gain on sale of interests in Local Limited Partnerships	--	(1,750)
Changes in accounts:
Receivables – limited partners	31	(31)
Accounts payable and accrued expenses	8	2
Net cash used in operating activities	(4)	(116)

Cash flows from investing activities:
Distributions from sale of Local Limited Partnership property	1,199	--
Proceeds from sale of interests in Local Limited
Partnerships	--	1,750
Advance to Local Limited Partnership	--	(7)
Repayment of advance to Local Limited Partnership	--	7
Net cash provided by investing activities	1,199	1,750

Cash flows used in financing activities
Distribution to limited partners	(1,132)	--

Net increase in cash and cash equivalents	63	1,634
Cash and cash equivalents, beginning of the year	2,266	632

Cash and cash equivalents, end of the year	$ 2,329	$ 2,266

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Real Estate Associates Limited II (the “Partnership”) was formed under the California Limited Partnership Act on December 4, 1979.  The Partnership was formed to invest in other limited partnerships which own and operate primarily federal, state or local government-assisted housing projects. The general partners are National Partnership Investments Associates, a California limited partnership, and National Partnership Investments, LLC, a California limited liability company (“NAPICO” or the “General Partner”).  The business of the Partnership is conducted primarily by NAPICO. The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”).  Bethesda acquired the General Partner on December 19, 2012, pursuant to an option agreement with Aimco/Bethesda Holdings, Inc., a subsidiary of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust.

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2012 and 2011.

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

Abandoned Units

During 2012 and 2011, the number of Limited Partnership Interests decreased by 50 and 38 interests, respectively, due to limited partners abandoning their interests. At December 31, 2012 and 2011, the Partnership had outstanding 10,530 and 10,580 Limited Partnership Interests, respectively. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment.

Net Income and Distribution Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners’ share of net income by the number of limited partnership interests outstanding at the beginning of the year. Distribution per limited partnership interest for the year ended December 31, 2012 was computed by dividing the limited partners’ distribution by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 10,580 and 10,618 for the years ended December 31, 2012 and 2011, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balances at December 31, 2012 and 2011 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there have been any impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2012 and 2011.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amounts of other assets and liabilities reported on the balance sheet at December 31, 2012 that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2012 and 2011, the Partnership holds variable interests in 4 and 6 VIEs, respectively, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership.  In making this determination, the Partnership considered the following factors:

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

The 4 VIEs at December 31, 2012 consist of Local Limited Partnerships that are directly engaged in the ownership and management of 4 apartment properties with a total of 184 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both December 31, 2012 and 2011. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 – INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2012 and 2011, the Partnership holds limited partnership interests in 4 and 6 Local Limited Partnerships, respectively. As of December 31, 2012, the Local Limited Partnerships own residential low income rental projects consisting of 184 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $60,000 and $17,000 for the years ended December 31, 2012 and 2011, respectively.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are generally charged to expense. During the year ended December 31, 2011, the Partnership advanced approximately $7,000 to one Local Limited Partnership, Branford Development Associates, to fund tax payments. This advance was not expensed as the Partnership expected to receive repayment. This advance was repaid during the year ended December 31, 2011.  While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Limited Partnership. There were no advances made during the year ended December 31, 2012.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of December 31, 2012 and 2011.

In August 2011, the Partnership assigned its limited partnership interest in Cherrywood Associates to an affiliate of the general partner of the Local Limited Partnership for approximately $650,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership during the year ended December 31, 2011 as the Partnership’s investment balance in Cherrywood Associates was zero as of the date of the assignment.

In December 2011, the Partnership assigned its limited partnership interest in Branford Development Associates to a third party for a total price of $1,100,000. The proceeds received were recorded as gain on sale of interest in Local Limited Partnership during the year ended December 31, 2011, as the Partnership’s investment balance in Branford Development Associates was zero as of the date of the assignment.

In June 2012, Landmark Associates sold its investment property for a gross sale price of $1,500,000. The Partnership received distributions of approximately $1,199,000, which were recognized as distributions in excess of investment in Local Limited Partnership during the year ended December 31, 2012. The Partnership had no investment balance remaining in Landmark Associates as of the date of the sale or December 31, 2011.

In December 2012, Alabama Properties sold its investment property for a gross sale price of approximately $59,000 and release of the investment property’s mortgage debt. The Partnership did not receive any proceeds from the sale.  The Partnership had no investment balance remaining in Alabama Properties as of the date of the sale or December 31, 2011.

The difference between the investment per the accompanying balance sheets at December 31, 2012 and 2011 and the partners’ deficiency per the Local Limited Partnerships' condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership’s recorded value of its investments and its equity in distributions from the Local Limited Partnerships are not individually material to the overall financial position of the Partnership, the unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2012 and 2011, and the unaudited condensed combined results of operations for each of the two years in the periods ended December 31, 2012 and 2011 are as follows (2012 and 2011 amounts exclude the operations of Landmark Associates and Alabama Properties, which sold their investment properties in June 2012 and December 2012, respectively, and Cherrywood Associates and Branford Development Associates due to the assignment of the Partnership’s interest in the Local Limited Partnerships in August 2011 and December 2011, respectively):

Condensed Combined Balance Sheets of the Local Limited Partnerships
	December 31,
	2012	2011
Assets:	(in thousands - unaudited)
Land	$ 257	$ 257
Buildings and improvements	8,536	8,401
Accumulated depreciation	(5,608)	(5,434)
Other assets	1,204	1,352
Total Assets	$ 4,389	$ 4,576

Liabilities and Partners’ Deficiency:
Liabilities:
Mortgage notes payable	$ 6,260	$ 6,405
Other liabilities	265	251
Total Liabilities	6,525	6,656

Partners’ Deficiency	(2,136)	(2,080)
Total Liabilities & Partners' Deficiency	$ 4,389	$ 4,576

Condensed Combined Results of Operations of the Local Limited Partnerships
	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands – unaudited)
Revenues
Rental income	$ 1,135	$ 1,141
Other income	62	63
Total revenues	1,197	1,204
Expenses
Depreciation	174	176
Interest	181	185
Operating	859	825
Total expenses	1,214	1,186

Income (loss) from continuing operations	$ (17)	$ 18

Real Estate and Accumulated Depreciation of Local Limited Partnerships

The following unaudited data is a summary of real estate, accumulated depreciation and encumbrances of the Local Limited Partnerships.

	Gross Amount At Which Carried
	At December 31, 2012
	(in thousands-unaudited)
Description	Encumbrances	Land	Buildings and Related Personal Property	Total	Accumulated Depreciation	Date of Construction

Azalea Court	$ 1,292	$ 62	$ 2,045	$ 2,107	$ 1,472	10/80-3/81

Crystal Springs	529	36	923	959	801	7/80-3/81

Lakeside Apartments	1,481	102	2,097	2,199	1,689	10/80-6/81

Magnolia Estates	2,958	57	3,471	3,528	1,646	3/80-8/80

Totals	$ 6,260	$ 257	$ 8,536	$ 8,793	$ 5,608

Reconciliation of real estate (unaudited)

	Years Ended December 31,
	2012	2011
	(in thousands)

Balance at beginning of year	$ 11,140	$ 15,840
Additions during the year	135	218
Disposal of property	(2,482)	(4,918)
Balance at end of year	$ 8,793	$ 11,140

Reconciliation of accumulated depreciation (unaudited)

	Years Ended December 31,
	2012	2011
	(in thousands)
Balance at beginning of year	$ 7,713	$10,986
Disposal of property	(2,279)	(3,490)
Depreciation expense for the year	174	217
Balance at end of year	$ 5,608	$ 7,713

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

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. The fee was approximately $25,000 and $39,000 for the years ended December 31, 2012 and 2011, respectively.

Neither the General Partner nor its affiliates currently own any of the outstanding limited partnership interests in the Partnership at December 31, 2012. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. A “Unit” consists of two limited partnership interests. Although the General Partner and its affiliates do not currently own any of the outstanding limited partnership interests in the Partnership, Bethesda has entered into a management agreement with a holder of 870 Units or 1,740 limited partnership interests in the Partnership representing 16.52% of the outstanding limited partnership interests in the Partnership as of December 31, 2012.  Pursuant to such management agreement, Bethesda manages the business of such holder in exchange for a management fee, part of which includes all payments received by such holder with respect to such holder’s ownership of limited partnership interests in the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

A reconciliation is as follows:

	Years Ended December 31,
	2012	2011
	(in thousands)
Net income per financial statements	$ 1,156	$ 1,663
Gain on sale of interest in Local Limited Partnership	--	(939)
Loss on sale of Local Limited Partnership property	(805)	--
Partnership’s share of Local Limited Partnership	1,780	263

Income per tax return	$ 2,131	$ 987
Income per limited partnership interest	$ 398.74	$ 184.02

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets (in thousands):

	December 31, 2012	December 31, 2011
	(in thousands)	(in thousands)
Net assets as reported	$ 2,297	$ 2,273
(Deduct) add:
Investment in Partnerships	(2,529)	(3,499)
Deferred offering costs	1,422	1,422
Receivable	2,094	2,094
Other	46	41
Net assets – Federal tax basis	$ 3,330	$ 2,331

NOTE 5 – CONTINGENCIES

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

NOTE 6 – DISTRIBUTION

During the year ended December 31, 2012, the Partnership distributed approximately $1,132,000 to its limited partners, or $106.99 per limited partnership interest, from initial proceeds received from the sale of the investment property owned by Landmark Associates and from excess cash reserves. There were no distributions made by the Partnership to its limited partners during the year ended December 31, 2011. Subsequent to December 31, 2012, the Partnership distributed approximately $1,500,000 to the limited partners, or $142.45 per limited partnership interest, from excess cash reserves.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Disclosure Controls and Procedures

The Partnership’s management, with the participation of the Senior Managing Director and Director of Reporting of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation the Senior Managing Director and Director of Reporting of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Senior Managing Director and Director of Reporting, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel, including third-party public accountants engaged by Bethesda to provide such services, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2012, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Real Estate Associates Limited II (the “Partnership” or the “Registrant”) has no directors or officers. The general partner responsible for conducting the business of the Partnership is National Partnership Investments, LLC, a California limited liability company (“NAPICO” or the “General Partner”).

The names and ages of, as well as the positions and offices held by, the present officers of NAPICO are set forth below.  The General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any officers.

Name	Age	Position
Brian Flaherty	44	Senior Managing Director
Edward Schmidt	28	Director of Reporting

Brian Flaherty is the Senior Managing Director of the General Partner and Bethesda Holdings II, LLC and has served as the equivalent of the chief executive officer of the Partnership since December 19, 2012.  In February 2012, Mr. Flaherty was appointed to Senior Managing Director with McGrath Investment Management, LLC with responsibilities for asset management and transactions.  Previously, Mr. Flaherty served in various positions at Aimco, which he joined in 2002, most recently serving as Senior Vice President with responsibilities for asset management and transactions, from January 2009 to February 2012, and in various acquisition, asset management, and disposition functions within Aimco covering both conventional and affordable portfolios from 2002 through 2012.  Prior to joining Aimco, Mr. Flaherty was Vice President of Acquisitions for NAPICO, responsible for originating, structuring, and underwriting equity investments in multi-family Low Income Housing Tax Credit Projects.

Edward Schmidt is the Director of Reporting of the General Partner and Bethesda Holdings II, LLC, and has served as the equivalent of the chief financial officer of the Partnership since February 28, 2013.  Since February 2012, Mr. Schmidt has worked with McGrath Investment Management, LLC, most recently as a Director with responsibilities for fund management and investor reporting.  From 2010 through 2012, Mr. Schmidt served as a senior analyst for Aimco, a public reporting real estate investment trust, working in various management capacities, including within the finance function, the transaction finance and analytics department and the fund management department, which handled the internal investor reporting for Aimco.  Prior to that, Mr. Schmidt worked in public accounting with Clifton Gunderson, LLP, now known as Clifton Larson Allen, LLP, where he served as a financial accountant for Special District Services, local government consultant, and, from 2008 to 2010, as auditor for the California State Revolving Fund.  Mr. Schmidt received a Bachelor of Science Degree with a double concentration in Finance and Accounting from Colorado State University.

The Registrant is not aware of the involvement in any legal proceedings with respect to the executive officers listed in this Item 10.

The General Partner does not have a separate audit committee. As such, the officers of the General Partner fulfill the functions of an audit committee. The General Partner has determined that Edward Schmidt meets the requirement of an "audit committee financial expert".

The Partnership has adopted a code of ethics that is attached hereto as Exhibit 14.

ITEM 11.    EXECUTIVE COMPENSATION

None of the officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

The general partners own all of the outstanding general partnership interests of the Partnership. Except as noted below as of December 31, 2012, no person or entity is known to the Partnership to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

	Number of Limited

Entity	Partnership Interests
Percentage

Bethesda Holdings III	1,740	16.52%

(b)   None of the officers of the General Partner owns directly or beneficially any limited partnership interests in REAL II.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $25,000 and $39,000 for the years ended December 31, 2012 and 2011, respectively.

Neither the General Partner nor its affiliates currently own any of the outstanding limited partnership interests in the Partnership at December 31, 2012. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner and its affiliates do not currently own any of the outstanding limited partnership interests in the Partnership, Bethesda has entered into a management agreement with a holder of 870 Units or 1,740 limited partnership interests in the Partnership representing 16.52% of the outstanding limited partnership interests in the Partnership as of December 31, 2012.  Pursuant to such management agreement, Bethesda manages the business of such holder in exchange for a management fee, part of which includes all payments received by such holder with respect to such holder’s ownership of limited partnership interests in the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

The General Partner has no directors.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2013.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2012 and 2011 are described below.

Audit Fees. Fees for audit services totaled approximately $30,000 and $26,000 for 2012 and 2011, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees. Fees for tax services totaled approximately $15,000 and $12,000 for 2012 and 2011, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)     The following financial statements are included in Item 8:

Balance Sheets – December 31, 2012 and 2011.

Statements of Operations - Years ended December 31, 2012 and 2011.

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2012 and 2011.

Statements of Cash Flows - Years ended December 31, 2012 and 2011.

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

REAL ESTATE ASSOCIATES LIMITED II

By: National Partnership Investments, LLC
General Partner

Date: April 1, 2013	By: /s/Brian Flaherty
Brian Flaherty
Title: Senior Managing Director

Date: April 1, 2013	By: /s/Edward Schmidt
Edward Schmidt
Title: Director of Reporting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Brian Flaherty	Chief Executive Officer	Date: April 1, 2013
Brian Flaherty

/s/Edward Schmidt	Chief Accounting Officer	Date: April 1, 2013
Edward Schmidt

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

14          Code of Ethics of Real Estate Associates Limited II.

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

101                             XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited II’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ capital (deficiency), (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.