Form 10-Q
period 2013-03-31
REAL ESTATE ASSOCIATES LTD II
filed 2013-05-13
CIK 314237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2013

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEETS

(Unaudited)

(in thousands)

	March 31,	December 31,
	2013	2012
ASSETS

Cash and cash equivalents	$ 822	$ 2,329
Investments in and advances to Local Limited Partnerships	--	--
Total assets	$ 822	$ 2,329

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
Accounts payable and accrued expenses	$ 44	$ 32

Contingencies	--	--

Partners' capital (deficiency):
General partners	(134)	(134)
Limited partners	912	2,431
Total partners’ capital (deficiency)	778	2,297
Total liabilities and partners’ capital (deficiency)	$ 822	$ 2,329

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2013	2012

Revenues:	$ --	$ --

Operating expenses:
Management fees – General Partner	5	6
General and administrative	3	2
Legal and accounting	11	12
Total operating expenses	19	20

Loss from partnership operations	(19)	(20)
Distribution in excess of investment in Local
Limited Partnership	--	39

Net income (loss)	$ (19)	$ 19

Net income (loss) allocated to general partners (1%)	$ --	$ --
Net income (loss) allocated to limited partners (99%)	$ (19)	$ 19

Net income (loss) per limited partnership interest	$ (1.80)	$ 1.80

Distribution per limited partnership interest	$142.45	$ --

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners' capital (deficiency)
at December 31, 2012	$ (134)	$ 2,431	$ 2,297

Distribution to limited partners	--	(1,500)	(1,500)

Net loss for the three months
ended March 31, 2013	--	(19)	(19)

Partners' capital (deficiency)
at March 31, 2013	$ (134)	$ 912	$ 778

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$ (19)	$ 19
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Changes in accounts:
Accounts payable and accrued expenses	12	(3)
Net cash provided by (used in) operating activities	(7)	16

Cash flows used in financing activities:
Distribution to limited partners	(1,500)	--

Net increase (decrease) in cash and cash equivalents	(1,507)	16
Cash and cash equivalents, beginning of period	2,329	2,266

Cash and cash equivalents, end of period	$ 822	$ 2,282

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Organization And Summary Of Significant Accounting Policies

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2012 prepared by Real Estate Associates Limited II (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) considered necessary for a fair presentation. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

The general partners share a one percent interest in profits and losses of the Partnership.  The limited partners share the remaining 99 percent interest in proportion to their respective investments. The general partners of the Partnership are National Partnership Investments Associates, a California limited partnership, and National Partnership Investments, LLC, a California limited liability company (“NAPICO” or the “General Partner”).  The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”).

At both March 31, 2013 and December 31, 2012, there were 10,530 limited partnership interests outstanding.

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

Net Income (Loss) and Distribution Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. Distribution per limited partnership interest for the three months ended March 31, 2013 was computed by dividing the limited partners’ distribution by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 10,530 and 10,580 for the three months ended March 31, 2013 and 2012, respectively.

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

At March 31, 2013 and December 31, 2012, the Partnership held variable interests in 4 VIEs for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The 4 VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of 4 apartment properties with a total of 184 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both March 31, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of March 31, 2013 and December 31, 2012, the Partnership held limited partnership interests in 4 Local Limited Partnerships. As of March 31, 2013 and December 31, 2012, the Local Limited Partnerships own residential low income rental projects consisting of 184 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited statements of operations. Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $39,000 for the three months ended March 31, 2012. The Partnership did not receive any distributions from Local Limited Partnerships during the three months ended March 31, 2013.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are generally charged to expense. There were no advances made during the three months ended March 31, 2013 and 2012.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of March 31, 2013 or December 31, 2012.

The following are unaudited condensed combined estimated statements of operations for the three months ended March 31, 2013 and 2012 for the Local Limited Partnerships in which the Partnership has invested (2012 amounts exclude the operations of Landmark Associates and Alabama Properties, which sold their investment properties in June 2012 and December 2012, respectively) (in thousands):

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012

Revenues
Rental and other	$ 299	$ 301

Expenses
Depreciation	43	44
Interest	45	46
Operating	215	207
Total expenses	303	297

Income (loss) from continuing operations	$ (4)	$ 4

Note 3 – Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. The fee was approximately $5,000 and $6,000 for the three months ended March 31, 2013 and 2012, respectively.

Note 4 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amounts of other assets and liabilities reported on the balance sheet at March 31, 2013 that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 6 – Distribution

During the three months ended March 31, 2013, the Partnership distributed approximately $1,500,000 to the limited partners, or $142.45 per limited partnership interest, from excess cash reserves. There were no distributions made by the Partnership to its limited partners during the three months ended March 31, 2012.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and its investment in Local Limited Partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Local Limited Partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary source of funds consists of distributions from Local Limited Partnerships (the “Local Limited Partnerships”) in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership.  During the three months ended March 31, 2013, the Partnership distributed approximately $1,500,000 to the limited partners, or $142.45 per limited partnership interest, from excess cash reserves. There were no distributions made by the Partnership to its limited partners during the three months ended March 31, 2012.

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

Distributions received from Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnership has been reduced to zero were approximately $39,000 for the three months ended March 31, 2012.  The Partnership did not receive any distributions from Local Limited Partnerships during the three months ended March 31, 2013.

As of March 31, 2013 and December 31, 2012, the Partnership had cash and cash equivalents of approximately $822,000 and $2,329,000, respectively. Cash and cash equivalents are on deposit with a financial institution.

Results of Operations

At March 31, 2013 and December 31, 2012, the Partnership has investments in four Local Limited Partnerships all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the three months ended March 31, 2013 and 2012, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2012.

Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $39,000 for the three months ended March 31, 2012. This amount was recognized as income on the statements of operations included in “Item 1. Financial Statements”, in accordance with the equity method of accounting. The Partnership did not receive any distributions from Local Limited Partnerships during the three months ended March 31, 2013.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are generally charged to expense.  There were no advances made during the three months ended March 31, 2013 and 2012.

A recurring partnership expense is the annual management fee.  The fee is payable to the General Partner and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the General Partner for its continuing management of Partnership affairs.  Management fees were approximately $5,000 and $6,000 for the three months ended March 31, 2013 and 2012, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $11,000 and $12,000 for the three months ended March 31, 2013 and 2012, respectively. General and administrative expenses were approximately $3,000 and $2,000 for the three months ended March 31, 2013 and 2012, respectively.

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

Other

Neither the General Partner nor its affiliates currently own any of the outstanding limited partnership interests in the Partnership at March 31, 2013. It is possible that Bethesda Holdings II, LLC (“Bethesda”) or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. A “Unit” consists of two limited partnership interests.  Although the General Partner and its affiliates do not currently own any of the outstanding limited partnership interests in the Partnership, Bethesda has entered into a management agreement with a holder of 870 Units or 1,740 limited partnership interests in the Partnership representing 16.52% of the outstanding limited partnership interests in the Partnership as of March 31, 2013. Pursuant to such management agreement, Bethesda manages the business of such holder in exchange for a management fee, part of which includes all payments received by such holder with respect to such holder’s ownership of limited partnership interests in the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At March 31, 2013 and December 31, 2012, the Partnership holds variable interests in four VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The four VIEs consist of Local Limited Partnerships that are directly engaged in the ownership and management of four apartment properties with a total of 184 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both March 31, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED II

By: National Partnership Investments, LLC
General Partner

Date: May 13, 2013	By: /s/Brian Flaherty
Brian Flaherty
Title: Senior Managing Director

Date: May 13, 2013	By: /s/Edward Schmidt
Edward Schmidt
Title: Director of Reporting

REAL ESTATE ASSOCIATES LIMITED II

EXHIBIT INDEX

Exhibit     Description of Exhibit

3.1         Articles of incorporation and bylaws:  The Registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #266171 which is hereby incorporated by reference.

3.2         Amendments to Restated Certificate and Agreement of Limited Partnership. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2005.

3.3         Restated Certificate and Agreement of Limited Partnership (complete text as amended).  Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 24, 2005.

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

101                              XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited II’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ capital (deficiency), (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.