Form 10-Q
period 2013-06-30
REAL ESTATE ASSOCIATES LTD II
filed 2013-08-14
CIK 314237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2013

or

[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the transition period from __________ to __________

Commission file number 0-09782

REAL ESTATE ASSOCIATES LIMITED II
(Exact name of registrant as specified in its charter)

California	95-3547609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

PO Box 91274
Los Angeles, California 90009
(Address of principal executive offices)

(720) 387-8135
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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEETS

(Unaudited)

(in thousands)

	June 30, 2013	December 31, 2012
ASSETS

Cash and cash equivalents	$ 696	$ 2,329
Investments in and advances to Local Limited
Partnerships	--	--
Accounts Receivble	88	--
Total assets	$ 784	$ 2,329

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
Accounts payable and accrued expenses	$ 12	$ 32
Accrued fees to General partner	1	--
	13	32

Contingencies	--	--

Partners' capital (deficiency):
General partners	(134)	(134)
Limited partners	905	2,431
Total partners’ capital (deficiency)	771	2,297
Total liabilities and partners’ capital
(deficiency)	$ 784	$ 2,329

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues:	$ --	$ --	$ --	$ --

Operating expenses:
Management fees – General Partner	4	7	9	13
Administrative	4	4	7	6
Legal and accounting	8	15	19	27
Total operating expenses	16	26	35	46

Loss from partnership operations	(16)	(26)	(35)	(46)
Distributions in excess of investment in Local Limited Partnerships	9	1,108	9	1,147

Net income (loss)	$ (7)	$ 1,082	$ (26)	$ 1,101

Net income (loss) allocated to general partners (1%)	$ 0	$ 11	$ 0	$ 11
Net income (loss) allocated to limited partners (99%)	$ (7)	$ 1,071	$ (26)	$ 1,090

Net income (loss) per limited partnership interest	$ (.67)	$101.23	$ (2.47)	$103.02

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands)

	General Partners	Limited Partners	Total

Partners' capital (deficiency) at December 31, 2012	$ (134)	$ 2,431	$ 2,297

Distribution to limited partners	--	(1,500)	(1,500)

Net income for the six months ended June 30, 2013	--	(26)	(26)

Partners' capital (deficiency) at June 30, 2013	$ (134)	$ 905	$ 771

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$ (26)	$ 1,101
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Distribution from sale of Local Limited Partnership
property recognized as income	--	(1,095)
Changes in accounts:
Accounts Receivables	(88)	(12)
Accounts payable and accrued expenses	(20)	(7)
Accrued fees to General partner	1	--
Net cash used in operating activities	(133)	(13)

Cash flows from investing activities:
Distribution from sale of Local Limited Partnership
property	--	1,095
Net cash provided by (used in) investing
activities	--	1,095

Cash flows used in financing activities:
Distribution to limited partners	(1,500)	--
Net cash provided by (used in) investing
activities	(1,500)	--

Net increase (decrease) in cash and cash equivalents	(1,633)	1,082
Cash and cash equivalents, beginning of period	2,329	2,266

Cash and cash equivalents, end of period	$ 696	$ 3,348

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS (continued)

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

At June 30, 2013 and December 31, 2012, there were 10,526 and 10,530 limited partnership interests outstanding, respectively.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 10,526 and 10,580 for the three and six months ended June 30, 2013 and 2012, respectively.

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1 - Organization And Summary Of Significant Accounting Policies (continued)

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

At June 30, 2013 and December 31, 2012, the Partnership held variable interests in four VIEs for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1 - Organization And Summary Of Significant Accounting Policies (continued)

The four VIEs at June 30, 2013 consist of Local Limited Partnerships that are directly engaged in the ownership and management of four apartment properties with a total of 184 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both June 30, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of June 30, 2013 and December 31, 2012, the Partnership held limited partnership interests in four Local Limited Partnerships. As of June 30, 2013 and December 31, 2012, the Local Limited Partnerships owned residential low income rental projects consisting of 184 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited statements of operations. Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $9,000 and $52,000 for the six months ended June 30, 2013 and 2012, respectively.

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2 - Investments in and Advances to Local Limited Partnerships (continued)

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are generally charged to expense. There were no advances made during the six months ended June 30, 2013 and 2012.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of June 30, 2013 or December 31, 2012.

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

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2013 and 2012 for the Local Limited Partnerships in which the Partnership has invested (2012 amounts exclude the operations of Landmark Associates and Alabama Properties, which sold their investment properties in June, 2012 and December, 2012, respectively,)(in thousands):

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012

Revenues
Rental and other	$ 324	$ 294	$ 623	$ 595

Expenses
Depreciation	44	44	87	88
Interest	45	47	90	93
Operating	314	194	529	400
Total expenses	403	285	706	581

Income from continuing
operations	$ (79)	$ 9	$ (83)	$ 14

Note 3 – Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. The fee was approximately $9,000 and $13,000 for the six months ended June 30, 2013 and 2012, respectively.

Note 4 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amounts of other assets and liabilities reported on the balance sheet at June 30, 2013 that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 6 – Distribution

During the six months ended June 30, 2013, the Partnership distributed approximately $1,500,000 to the limited partners, or $142.45 per limited partnership interest, from excess cash reserves. There were no distributions made by the Partnership to its limited partners during the six months ended June 30, 2012.

Note 7 – Subsequent Event

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

See Accompanying Notes to Financial Statements

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

Liquidity and Capital Resources

The Partnership's primary source of funds consists of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. During the six months ended June 30, 2013, the Partnership distributed approximately $1,500,000 to the limited partners, or $142.45 per limited partnership interest, from excess cash reserves. There were no distributions made by the Partnership to its limited partners during the six months ended June 30, 2012.

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

Distributions received from Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnership has been reduced to zero were approximately $9,000 and $52,000 for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013 and December 31, 2012, the Partnership had cash and cash equivalents of approximately $696,000 and $2,329,000, respectively. All of this cash is on deposit with a financial institution. The decrease in cash and cash equivalents of approximately $1,633,000 is primarily due to cash used in financing activities of approximately $1,500,000 disbursed in the form of distributions to Limited Partners.

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

Results of Operations

At June 30, 2013 and December 31, 2012, the Partnership has investments in four Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the six months ended June 30, 2013 and 2012, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2012.

Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $9,000 and $52,000 for the six months ended June 30, 2013 and 2012, respectively. These amounts were recognized as income on the statements of operations included in “Item 1. Financial Statements”, in accordance with the equity method of accounting.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are generally charged to expense.  There were no advances made during the six months ended June 30, 2013 and 2012.

A recurring partnership expense is the annual management fee.  The fee is payable to the General Partner and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the General Partner for its continuing management of Partnership affairs.  Management fees were approximately $9,000 and $13,000 for the six months ended June 30, 2013 and 2012, respectively, and approximately $4,000 and $7,000 for the three months ended June 30, 2013 and 2012, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $19,000 and $27,000 for the six months ended June 30, 2013 and 2012, respectively, and approximately $8,000 and $15,000 for the three months ended June 30, 2013 and 2012, respectively. General and administrative expenses were approximately $7,000 and $6,000 for the six months ended June 30, 2013 and 2012, and approximately $4,000 for the three months ended June 30, 2013 and 2012.

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

Other

Neither the General Partner nor its affiliates currently own any of the outstanding limited partnership interests in the Partnership at June 30, 2013. It is possible that Bethesda Holdings II, LLC (“Bethesda”) or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. A “Unit” consists of two limited partnership interests.  Although the General Partner and its affiliates do not currently own any of the outstanding limited partnership interests in the Partnership, Bethesda has entered into a management agreement with a holder of 870 Units or 1740 limited partnership interests in the Partnership representing 16.52% of the outstanding limited partnership interests in the Partnership as of June 30, 2013. Pursuant to such management agreement, Bethesda manages the business of such holder in exchange for a management fee, part of which includes all payments received by such holder with respect to such holder’s ownership of limited partnership interests in the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At June 30, 2013 and December 31, 2012, the Partnership held variable interests in four VIEs for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The four VIEs at June 30, 2013 consist of Local Limited Partnerships that are directly engaged in the ownership and management of four apartment properties with a total of 184 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both June 30, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

PART II - OTHER INFORMATION

ITEM 6.

EXHIBITS

See Exhibit Index.

See Accompanying Notes to Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED II

By: National Partnership Investments, LLC
General Partner

Date: August 14, 2013	By: /s/Brian Flaherty
Brian Flaherty
Title: Senior Managing Director

Date: August 14, 2013	By: /s/Edward Schmidt
Edward Schmidt
Title: Director of Reporting

See Accompanying Notes to Financial Statements

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

101

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited II’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ capital (deficiency), (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934..