Form 10-Q
period 2013-09-30
REAL ESTATE ASSOCIATES LTD II
filed 2013-11-14
CIK 314237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2013

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEETS

(Unaudited)

(in thousands)

	September 30,	December 31,
	2013	2012
ASSETS

Cash and cash equivalents	$ 689	$ 2,329
Investments in and advances to Local Limited
Partnerships	--	--
Accounts Receivable	79	--
Total assets	$ 768	$ 2,329

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
Accounts payable and accrued expenses	$ 19	$ 32

Contingencies		--

Partners' capital (deficiency):
General partners	(134)	(134)
Limited partners	883	2,431
Total partners’ capital (deficiency)	749	2,297
Total liabilities and partners’ capital
(deficiency)	$ 768	$ 2,329

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues:	$ --	$ --	$ --	$ --

Operating expenses:
Management fees – General Partner	4	6	13	19
Administrative	9	1	16	7
Legal and accounting	9	27	28	54
Total operating expenses	22	34	57	80

Loss from partnership operations	(22)	(34)	(57)	(80)
Distributions in excess of investment
in Local Limited Partnerships	--	108	9	1,255

Net income	$ (22)	$ 74	$ (48)	$ 1,175

Net income allocated to general
partners (1%)	$ --	$ 1	$ --	$ 12
Net income allocated to limited
partners (99%)	$ (22)	$ 73	$ (48)	$ 1,163

Net income per limited partnership
interest	$ (2.08)	$ 6.90	$ (4.56)	$109.92

Distribution per limited partnership
interest	$ --	$106.99	$142.45	$106.99

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners' capital (deficiency)
at December 31, 2012	$ (134)	$ 2,431	$ 2,297

Distribution to limited partners	--	(1,500)	(1,500)

Net income for the nine months
ended September 30, 2013	--	(48)	(48)

Partners' capital (deficiency)
at September 30, 2013	$ (134)	$ 883	$ 749

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$ (48)	$ 1,175
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Distributions in excess of investments	(9)	--
Distributions from sale of Local Limited Partnership
property recognized as income	--	(1,199)
Gain on sale of interest in Local Limited Partnership		--
Changes in accounts:
Receivables – limited partners	(79)	31
Accounts payable and accrued expenses	(13)	--
Net cash provided by (used in) operating activities	(149)	7

Cash flows from investing activities:
Distributions from sale of Local Limited Partnership
property	--	1,199
Distributions in excess of investments	9	--
Net cash provided by investing activities	9	1,199

Cash flows used in financing activities:
Distribution to limited partners	(1,500)	(1,132)

Net increase in cash and cash equivalents	(1,640)	74
Cash and cash equivalents, beginning of period	2,329	2,266

Cash and cash equivalents, end of period	$ 689	$ 2,340

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

At September 30, 2013 and December 31, 2012, there were 10,518 and 10,530 limited partnership interests outstanding, respectively.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 10,530 for the three and nine months ended September 30, 2013 and 10,580 for the three and nine months ended September 30, 2012.

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

At September 30, 2013 and December 31, 2012, the Partnership held variable interests in four VIEs for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 1 - Organization And Summary Of Significant Accounting Policies (continued)

The four VIEs at September 30, 2013 consist of Local Limited Partnerships that are directly engaged in the ownership and management of four apartment properties with a total of 184 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both September 30, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Limited Partnerships

As of September 30, 2013 and December 31, 2012, the Partnership held limited partnership interests in four Local Limited Partnerships. As of September 30, 2013 and December 31, 2012, the Local Limited Partnerships owned residential low income rental projects consisting of 184 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited statements of operations. Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $9,000 and $56,000 for the nine months ended September 30, 2013 and 2012, respectively.

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS (continued)

(Unaudited)

Note 2 - Investments in and Advances to Local Limited Partnerships (continued)

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are generally charged to expense. There were no advances made during the nine months ended September 30, 2013 and 2012.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of September 30, 2013 or December 31, 2012.

On June 20, 2012, Landmark Associates sold its investment property for a gross sale price of $1,500,000. The Partnership received a distribution of approximately $1,199,000, which was recognized as a distribution in excess of investment in Local Limited Partnership during the three and nine months ended September 30, 2012. The Partnership had no investment balance remaining in Landmark Associates as of the date of the sale.

In December 2012, the Partnership sold its limited partnership interest in Willow Wick I to a third party. The Partnership received no proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at both September 30, 2013 and 2012.

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2013 and 2012 for the Local Limited Partnerships in which the Partnership has invested excluding the operations of Landmark Associates which sold their investment properties in September, 2012, Alabama Properties which sold their investment properties in December, 2012 and Willow Wick which sold their limited partnership interests in December, 2012,(in thousands):

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Revenues
Rental and other	$ 384	$ 297	$ 1,007	$ 892

Expenses
Depreciation	44	44	131	133
Interest	44	45	134	138
Operating	134	204	663	604
Total expenses	222	293	928	875

Loss from continuing operations	$ 162	$ 4	$ 79	$ 17

Note 3 – Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. The fee was approximately $13,000 and $19,000 for the nine months ended September 30, 2013 and 2012, respectively.

Note 4 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amounts of other assets and liabilities reported on the balance sheet at September 30, 2013 that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 6 – Distribution

During the nine months ended September 30, 2013, the Partnership distributed approximately $1,500,000 to the limited partners, or $142.45 per limited partnership interest, from excess cash reserves. During the nine months ended September 30, 2012, the Partnership distributed approximately $1,132,000 to the limited partners, or $106.99 per limited partnership interest.

Note 7 – Subsequent Event

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

In October 2013, the Partnership sold its limited partnership interest in Magnolia Estates to an affiliate of the Local Operating General Partner. The Partnership received $16,500 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at both September 30, 2013 and 2012.

In October 2013, the Partnership sold its limited partnership interest in Crystal Springs to an affiliate of the Local Operating General Partner. The Partnership received $7,700 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at both September 30, 2013 and 2012.

In October 2013, the Partnership sold its limited partnership interest in Azalea Court to an affiliate of the Local Operating General Partner. The Partnership received $13,200 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at both September 30, 2013 and 2012.

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

Liquidity and Capital Resources

The Partnership's primary source of funds consists of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. During the nine months ended September 30, 2013, the Partnership distributed approximately $1,500,000 to the limited partners, or $142.45 per limited partnership interest, from excess cash reserves. During the nine months ended September 30, 2012, the Partnership distributed approximately $1,132,000 to the limited partners, or $106.99 per limited partnership interest.

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

Distributions received from Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnership has been reduced to zero were approximately $9,000 and $56,000 for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013 and December 31, 2012, the Partnership had cash and cash equivalents of approximately $689,000 and $2,329,000, respectively. All of this cash is on deposit with a financial institution.

On June 20, 2012, Landmark Associates sold its investment property for a gross sale price of $1,500,000. The Partnership received a distribution of approximately $1,199,000, which was recognized as a distribution in excess of investment in Local Limited Partnership during the three and nine months ended September 30, 2012. The Partnership had no investment balance remaining in Landmark Associates as of the date of the sale.

In December 2012, the Partnership sold its limited partnership interest in Willow Wick I to a third party. The Partnership received no proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at both September 30, 2013 and 2012.

Results of Operations

At September 30, 2013 and December 31, 2012, the Partnership has investments in four Local Limited Partnerships, all of which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero.  Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the nine months ended September 30, 2013 and 2012, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2012.

Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $9,000 and $56,000 for the nine months ended September 30, 2013 and 2012, respectively. These amounts were recognized as income on the statements of operations included in “Item 1. Financial Statements”, in accordance with the equity method of accounting.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are generally charged to expense.  There were no advances made during the nine months ended September 30, 2013 and 2012.

A recurring partnership expense is the annual management fee.  The fee is payable to the General Partner and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the General Partner for its continuing management of Partnership affairs.  Management fees were approximately $13,000 and $19,000 for the nine months ended September 30, 2013 and 2012, respectively, and approximately $4,000 and $6,000 for the three months ended September 30, 2013 and 2012, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $28,000 and $54,000 for the nine months ended September 30, 2013 and 2012, respectively, and approximately $9,000 and $27,000 for the three months ended September 30, 2013 and 2012, respectively. General and administrative expenses were approximately $16,000 and $7,000 for the nine months ended September 30, 2013 and 2012, and approximately $9,000 and $1,000 for the three months ended September 30, 2013 and 2012, respectively.

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

Other

Neither the General Partner nor its affiliates currently own any of the outstanding limited partnership interests in the Partnership at September 30, 2013. It is possible that Bethesda Holdings II, LLC (“Bethesda”) or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. A “Unit” consists of two limited partnership interests.  Although the General Partner and its affiliates do not currently own any of the outstanding limited partnership interests in the Partnership, Bethesda has entered into a management agreement with a holder of 870 Units or 1740 limited partnership interests in the Partnership representing 16.52% of the outstanding limited partnership interests in the Partnership as of September 30, 2013. Pursuant to such management agreement, Bethesda manages the business of such holder in exchange for a management fee, part of which includes all payments received by such holder with respect to such holder’s ownership of limited partnership interests in the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At September 30, 2013 and December 31, 2012, the Partnership held variable interests in four VIEs for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The four VIEs at September 30, 2013 consist of Local Limited Partnerships that are directly engaged in the ownership and management of four apartment properties with a total of 184 units.  The Partnership is involved with those VIEs as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIEs is limited to the Partnership’s recorded investments in and receivables from these VIEs, which were zero at both September 30, 2013 and December 31, 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED II

By: National Partnership Investments, LLC
General Partner

Date: November 13, 2013	By: /s/Brian Flaherty
Brian Flaherty
Title: Senior Managing Director

Date: November 13, 2013	By: /s/Joseph Dryden
Joseph Dryden
Title: V.P. of Finance/CFO

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

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited II’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ capital (deficiency), (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.