Form 10-K
period 2013-12-31
REAL ESTATE ASSOCIATES LTD II
filed 2014-04-15
CIK 314237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

REAL II holds limited partnership interests in one local limited partnership (the “Local Limited Partnership”) as of December 31, 2013, as a result of six Local Limited Partnerships selling their investment properties; one each in December 2012, June 2012, March 2007, February 2005, August 2004, and April 2003 and after REAL II sold its interest in seven Local Limited Partnerships in December 1998, one in May 2010, one in August 2011, one in December 2011, one in December 2012 and three in October 2013. All of the Local Limited Partnerships own low income housing projects which are subsidized and/or have mortgage notes payable to or insured by agencies of the Federal or local government.

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

ITEM 1A.   RISK FACTORS

Not applicable.

ITEM 2.   PROPERTIES

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2013.

	REAL II	Original Cost
	Percentage	Of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Lakeside Apts.	99%	$ 285	$ 1,409

During 2013, the project in which REAL II had invested was substantially rented. The following is a schedule of the status as of December 31, 2013 of the projects owned by the Local Limited Partnership in which REAL II has invested as a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL II HAS AN INVESTMENT

DECEMBER 31, 2013

			Units
			Authorized
			For Rental
		Financed,	Assistance
		Insured	Under Section	Occupancy Percentage
		And	8 or Other	For the Years Ended
Property Name	No. of	Subsidized	Rent Supplement	December 31,
and Location	Units	Under	Program (B)	2013	2012
Lakeside Apts.
Mishawaka, IN	48	(A)	48	98%	98%

(A)

The mortgage is insured by the Federal Housing Administration under the provisions of Section 236 of the National Housing Act.

(B)

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

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2013, the Partnership had 5,257 limited partnership units (“Units”) or 10,514 interests outstanding held by 1,332 limited partners of record. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

During the year ended December 31, 2013, the Partnership distributed approximately $1,500,000 to its limited partners, or $142.45 per limited partnership interest from excess cash reserves. During the year ended December 31, 2012, the Partnership distributed approximately $1,132,000 to its limited partners, or $106.99 per limited partnership interest, from initial proceeds received from the sale of the investment property owned by Landmark Associates and from excess cash reserves. Subsequent to December 31, 2013, the Partnership distributed approximately $0 to the limited partners, or $0 per limited partnership interest, from excess cash reserves.

Neither the General Partner nor its affiliates currently own any of the outstanding limited partnership interests in the Partnership at December 31, 2013. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. A “Unit” consists of two limited partnership interests. Although the General Partner and its affiliates do not currently own any of the outstanding limited partnership interests in the Partnership, Bethesda has entered into a management agreement with a holder of 870 Units or 1,740 limited partnership interests in the Partnership representing 16.55% of the outstanding limited partnership interests in the Partnership as of December 31, 2013.  Pursuant to such management agreement, Bethesda manages the business of such holder in exchange for a management fee, part of which includes all payments received by such holder with respect to such holder’s ownership of limited partnership interests in the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary source of funds consists of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that the Local Limited Partnership in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership's sale of its interest in a Local Limited Partnership. During the year ended December 31, 2012, Landmark Associates and Alabama Properties sold their investment properties. During the year ended December 31, 2013, the Partnership distributed approximately $1,500,000 to the limited partners, or $142.45 per limited partnership interest, from excess cash reserves. During the year ended December 31, 2012, the Partnership distributed approximately $1,132,000 to the limited partners, or $106.99 per limited partnership interest, from initial proceeds received from the sale of the investment property owned by Landmark Associates and from excess cash reserves. Subsequent to December 31, 2013, the Partnership distributed approximately $0 to the limited partners, or $0 per limited partnership interest, from excess cash reserves.

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

Distributions received from Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the years ended December 31, 2013 and 2012, the Partnership received operating distributions of approximately $9,000 and $60,000, respectively, from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnership has been reduced to zero.

In June 2012, Landmark Associates sold its investment property for a gross sale price of $1,500,000. The Partnership received distributions of approximately $1,199,000, which were recognized as distributions in excess of investment in Local Limited Partnership during the year ended December 31, 2012. The Partnership had no investment balance remaining in Landmark Associates as of December 31, 2012.

In December 2012, Alabama Properties sold its investment property for a gross sale price of approximately $59,000 and release of the investment property’s mortgage debt. The Partnership did not receive any proceeds from the sale.  The Partnership had no investment balance remaining in Alabama Properties as of December 31, 2012.

In October 2013, the Partnership sold its limited partnership interest in Magnolia Estates to an affiliate of the Local Operating General Partner. The Partnership received $16,500 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at both December 31, 2013 and 2012.

In October 2013, the Partnership sold its limited partnership interest in Crystal Springs to an affiliate of the Local Operating General Partner. The Partnership received $7,700 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at both December 31, 2013 and 2012.

In October 2013, the Partnership sold its limited partnership interest in Azalea Court to an affiliate of the Local Operating General Partner. The Partnership received $13,200 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at both December 31, 2013 and 2012.

As of December 31, 2013 and 2012, the Partnership had cash and cash equivalents of approximately $766,000 and $2,329,000, respectively.  Cash and cash equivalents are on deposit with a financial institution.

Results of Operations

At December 31, 2013, the Partnership has an investment in one Local Limited Partnership, which owns a housing project that is substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to it, the Partnership does not recognize losses once its investment in a Local Limited Partnership reaches zero. Distributions from Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the years ended December 31, 2013 and 2012, as the Partnership’s investment in all Local Limited Partnerships had been reduced to zero prior to January 1, 2012.

Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $9,000 and $60,000 for the years ended December 31, 2013 and 2012, respectively. These amounts were recognized as income on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”, in accordance with the equity method of accounting.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are charged to expense. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Limited Partnership. There were no advances made during the year ended December 31, 2013 and 2012, respectively.

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

A recurring partnership expense is the annual management fee.  The fee is payable to the General Partner and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $18,000 and $25,000 for the years ended December 31, 2013 and 2012, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $38,000 and $69,000 for the years ended December 31, 2013 and 2012, respectively. General and administrative expenses were approximately $19,000 and $10,000 for the years ended December 31, 2013 and 2012, respectively.

Total revenues from continuing operations for the Local Limited Partnership were approximately $440,000 and $440,000 for the years ended December 31, 2013 and 2012, respectively. Total expenses from continuing operations for the Local Limited Partnerships were approximately $460,000 and $378,000 for the years ended December 31, 2013 and 2012, respectively. Income (loss) from continuing operations for the Local Limited Partnerships for 2013 and 2012 aggregated approximately $(20,000) and $62,000 respectively. The income from continuing operations allocated to the Partnership was approximately $(20,000) and $62,000 for 2013 and 2012, respectively. However, none of this allocated loss was recognized by the Partnership as the investment balance had already been reduced to zero from prior years' losses.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in an unconsolidated Local Limited Partnership, in which the Partnership’s ownership percentage is 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnership that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnership and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to this unconsolidated Local Limited Partnership is limited to the recorded investments in and receivables from the Local Limited Partnership.  See “Note 2 – Investments in and Advances to Local Limited Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in this unconsolidated Local Limited Partnership.

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

At December 31, 2013 and 2012, the Partnership held variable interests in one and four VIEs, respectively, for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The VIE at December 31, 2013 consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 48 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from the VIE, which was zero at both December 31, 2013 and 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnership using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnership based upon its ownership percentage (99%). Distributions of surplus cash from operations from the Local Limited Partnership is restricted by the Local Limited Partnership's Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”) and /or are restricted by the terms of the mortgages encumbering the Projects. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnership's partnership agreement. This agreement limits the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REAL ESTATE ASSOCIATES LIMITED II

LIST OF FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms

Balance Sheets - December 31, 2013 and 2012

Statements of Operations - Years ended December 31, 2013 and 2012

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2013 and 2012

Statements of Cash Flows - Years ended December 31, 2013 and 2012

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited II

We have audited the accompanying balance sheet of Real Estate Associates Limited II as of December 31, 2013, and the related statements of operations, changes in partners’ capital (deficiency) and cash flows for year ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited II at December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/Carter & Company, CPA, LLC

Destin, Florida

April 15, 2014

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited II

We have audited the accompanying balance sheet of Real Estate Associates Limited II as of December 31, 2012, and the related statements of operations, changes in partners’ capital (deficiency) and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited II at December 31, 2012, and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

April 1, 2013

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEETS

(in thousands)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$ 766	$ 2,329
Investments in and advances to Local Limited Partnerships	--	--
Receivables – limited partners	25	--
Total assets	$ 791	$ 2,329

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
Accounts payable and accrued expenses	$ 22	$ 32

Contingencies	--	--

Partners' capital (deficiency):
General partners	(134)	(134)
Limited partners	903	2,431
Total partners’ capital (deficiency)	769	2,297
Total liabilities and partners’ capital (deficiency)	$ 791	$ 2,329

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2013	2012
Revenues:
Other income	$ 0	$ 1

Operating expenses:
Management fees - General Partner	18	25
General and administrative	19	10
Legal and accounting	38	69
Total operating expenses	75	104

Loss from partnership operations	(75)	(103)
Gain on sale of interests in Local Limited
Partnerships	38	--
Distributions in excess of investment in Local
Limited Partnerships	9	1,259

Net income (loss)	$ (28)	$ 1,156

Net income (loss) allocated to general partners (1%)	$ 0	$ 12
Net income (loss) allocated to limited partners (99%)	$ (28)	$ 1,144

Net income (loss) per limited partnership interest	$ (2.66)	$108.13

Distribution per limited partnership interest	$142.45	$106.99

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIENCY)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners’ capital (deficiency) at
December 31, 2011	$ (146)	$ 2,419	$ 2,273

Distributions to limited partners	--	(1,132)	(1,132)

Net income for the year ended
December 31, 2012	12	1,144	1,156

Partners’ capital (deficiency) at
December 31, 2012	(134)	2,431	2,297

Distribution to limited partners	--	(1,500)	(1,500)

Net (loss) for the year ended
December 31, 2013	--	(28)	(28)

Partners’ capital (deficiency) at
December 31, 2013	$ (134)	$ 903	$ 769

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$ (28)	$ 1,156
Adjustments to reconcile net income to net cash used in
operating activities:
Distributions in excess of investments	(9)	--
Distributions from sale of Local Limited Partnership property recognized as income	--	(1,199)
Gain on sale of interests in Local Limited Partnerships	(38)	--
Changes in accounts:
Receivables – limited partners	(25)	31
Accounts payable and accrued expenses	(10)	8
Net cash used in operating activities	(110)	(4)

Cash flows from investing activities:
Distribution in excess of investments	9	--
Distributions from sale of Local Limited Partnership property	--	1,199
Proceeds from sale of interests in Local Limited
Partnerships	38	--
Net cash provided by investing activities	47	1,199

Cash flows used in financing activities
Distribution to limited partners	(1,500)	(1,132)

Net increase(decrease) in cash and cash equivalents	(1,563)	63
Cash and cash equivalents, beginning of the year	2,329	2,266

Cash and cash equivalents, end of the year	$ 766	$ 2,329

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2013 and 2012.

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

Method of Accounting for Investment in Local Limited Partnership

The investment in the local limited partnership (the “Local Limited Partnership”) is accounted for using the equity method.

Abandoned Units

During 2013 and 2012, the number of Limited Partnership Interests decreased by 16 and 50 interests, respectively, due to limited partners abandoning their interests. At December 31, 2013 and 2012, the Partnership had outstanding 10,514 and 10,530 Limited Partnership Interests, respectively. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment.

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Net Income and Distribution Per Limited Partnership Interest

Net income per limited partnership interest was computed by dividing the limited partners’ share of net income by the number of limited partnership interests outstanding at the beginning of the year. Distribution per limited partnership interest for the year ended December 31, 2013 was computed by dividing the limited partners’ distribution by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 10,530 and 10,580 for the years ended December 31, 2013 and 2012, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2012 was maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account. In 2013 the affiliated management company maintained separate cash accounts with an FDIC insured bank for each of its affiliated entities including REAL II.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there have been any impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  There were no impairment losses recognized during the years ended December 31, 2013 and 2012.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amounts of other assets and liabilities reported on the balance sheet at December 31, 2013 that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

provide financial support; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

At December 31, 2013 and 2012, the Partnership held variable interests in one and four VIEs, respectively, for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner of each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The VIE at December 31, 2013 consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 48 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from the VIE, which was zero at both December 31, 2013 and 2012. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 – INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2013 and 2012, the Partnership holds limited partnership interests in one and four Local Limited Partnerships, respectively. As of December 31, 2013, the Local Limited Partnership owns a residential low income rental project consisting of 48 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

accompanying statements of operations. Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $9,000 and $60,000 for the years ended December 31, 2013 and 2012, respectively.

At times, advances are made to the Local Limited Partnerships. Advances made by the Partnership to the individual Local Limited Partnerships are considered part of the Partnership’s investment in limited partnerships. Advances made to Local Limited Partnerships for which the investment has been reduced to zero are generally charged to expense. While not obligated to make advances to any of the Local Limited Partnerships, the Partnership made this advance in order to protect its economic investment in the Local Limited Partnership. There were no advances made during the years ended December 31, 2013 and 2012, respectively.

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

The Partnership has no carrying value in investments in Local Limited Partnerships as of December 31, 2013 and 2012.

In June 2012, Landmark Associates sold its investment property for a gross sale price of $1,500,000. The Partnership received distributions of approximately $1,199,000, which were recognized as distributions in excess of investment in this Local Limited Partnership during the year ended December 31, 2012. The Partnership had no investment balance remaining in Landmark Associates as of December 31, 2012.

In December 2012, Alabama Properties sold its investment property for a gross sale price of approximately $59,000 and release of the investment property’s mortgage debt. The Partnership did not receive any proceeds from the sale.  The Partnership had no investment balance remaining in Alabama Properties as of December 31, 2012.

In October 2013, the Partnership sold its limited partnership interest in Magnolia Estates to an affiliate of the Local Operating General Partner. The Partnership received $16,500 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at both December 31, 2013 and 2012.

In October 2013, the Partnership sold its limited partnership interest in Crystal Springs to an affiliate of the Local Operating General Partner. The Partnership received $7,700 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at both December 31, 2013 and 2012.

In October 2013, the Partnership sold its limited partnership interest in Azalea Court to an affiliate of the Local Operating General Partner. The Partnership received $13,200 in proceeds from the sale. The Partnership's investment balance in this Local Partnership was zero at both December 31, 2013 and 2012.

The difference between the investment per the accompanying balance sheets at December 31, 2013 and 2012 and the partners’ deficiency per the Local Limited Partnerships' condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of certain Local Limited Partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership’s recorded value of its investments and its equity in distributions from the Local Limited Partnerships are not individually material to the overall financial position of the Partnership, the unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2013 and 2012, and the unaudited condensed combined results of operations for each of the two years in the periods ended December 31, 2013 and 2012 are as follows (2013 and 2012 exclude the operations of Magnolia Estates, Crystal Springs and Azalea Court as the Partnership sold its limited partnership interest in October 2013; 2012 amounts exclude the operations of Landmark Associates and Alabama Properties, which sold their investment properties in June 2012 and December 2012,respectively):

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Condensed Combined Balance Sheets of the Local Limited Partnerships
	December 31,
	2013	2012
Assets:	(in thousands - unaudited)
Land	$ 103	$ 103
Buildings and improvements	2,105	2,097
Accumulated depreciation	(1,726)	(1,689)
Other assets	365	422
Total Assets	$ 847	$ 933

Liabilities and Partners’ Deficiency:
Liabilities:
Mortgage notes payable	$ 1,409	$ 1,481
Other liabilities	169	150
Total Liabilities	1,578	1,631

Partners’ Deficiency	(731)	(698)
Total Liabilities & Partners' Deficiency	$ 847	$ 933

Condensed Combined Results of Operations of the Local Limited Partnerships
	Year Ended December 31, 2013	Year Ended December 31, 2012
	(in thousands – unaudited)
Revenues
Rental income	$ 435	$ 435
Other income	5	5
Total revenues	440	440
Expenses
Depreciation and amortization	38	35
Interest	55	56
Operating	367	287
Total expenses	460	378

Income (loss) from continuing operations	$ (20)	$ 62

Real Estate and Accumulated Depreciation of Local Limited Partnerships

The following unaudited data is a summary of real estate, accumulated depreciation and encumbrances of the Local Limited Partnership. (in thousands-unaudited)

Description	Encumbrances	Land	Buildings and Related Personal Property	Total	Accumulated Depreciation	Date of Construction

Lakeside Apartments	$ 1,409	$ 103	$ 2,105	$ 2,208	$ 1,726	10/80-6/81

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

Reconciliation of real estate (unaudited)

	Years Ended December 31,
	2013	2012
	(in thousands)

Balance at beginning of year	$ 2,200	$ 2,127
Additions during the year	7	73
Disposal of property
Balance at end of year	$ 2,207	$ 2,200

Reconciliation of accumulated depreciation (unaudited)

	Years Ended December 31,
	2013	2012
	(in thousands)
Balance at beginning of year	$ 1,689	$ 1,655
Disposal of property	--	--
Depreciation expense for the year	37	34
Balance at end of year	$ 1,726	$ 1,689

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

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. The fee was approximately $18,000 and $25,000 for the years ended December 31, 2013 and 2012, respectively.

Neither the General Partner nor its affiliates currently own any of the outstanding limited partnership interests in the Partnership at December 31, 2013. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

amendments to the Partnership Agreement and voting to remove the General Partner. A “Unit” consists of two limited partnership interests. Although the General Partner and its affiliates do not currently own any of the outstanding limited partnership interests in the Partnership, Bethesda has entered into a management agreement with a holder of 870 Units or 1,740 limited partnership interests in the Partnership representing 16.55% of the outstanding limited partnership interests in the Partnership as of December 31, 2013.  Pursuant to such management agreement, Bethesda manages the business of such holder in exchange for a management fee, part of which includes all payments received by such holder with respect to such holder’s ownership of limited partnership interests in the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

A reconciliation is as follows:

	Years Ended December 31,
	2013	2012
	(in thousands)
Net income per financial statements	$ (28)	$ 1,156
Gain on sale of interest in Local Limited Partnership	--	--
Loss on sale of Local Limited Partnership property	--	(805)
Partnership’s share of Local Limited Partnership	1,921	1,780

Income per tax return	$ 1,893	$ 2,131
Income per limited partnership interest	$ 1,797	$ 398.74

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets (in thousands):

	December 31, 2013	December 31, 2012
	(in thousands)	(in thousands)
Net assets as reported	$ 769	$ 2,297
(Deduct) add:
Investment in Partnerships	(602)	(2,529)
Deferred offering costs	1,422	1,422
Receivable	2,094	2,094
Other	40	46
Net assets – Federal tax basis	$ 3,723	$ 3,330

NOTE 5 – CONTINGENCIES

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

NOTE 6 – DISTRIBUTION

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS - CONTINUED

During the year ended December 31, 2013, the Partnership distributed approximately $1,500,000 to the limited partners, or $142.45 per limited partnership interest, from excess cash reserves. During the year ended December 31, 2012, the Partnership distributed approximately $1,132,000 to the limited partners, or $106.99 per limited partnership interest.

NOTE 7 - SUBSEQUENT EVENTS

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 7, 2013, the Registrant dismissed its prior independent registered public accounting firm, Ernst & Young LLP and retained as its new independent registered public accounting firm, Carter & Company, CPA, LLC. The reports of Ernst & Young LLP on the financial statements of the Registrant as of and for the years ended December 31, 2012 and 2011 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change independent accountants was approved by the board of directors of the Managing General Partner of the Partnership. During the two fiscal years ended 2012 and through June 7, 2013, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Partnership's financial statements for the fiscal years ended December 31, 2012 and 2011.

Effective June 7, 2013, the Registrant engaged Carter & Company, CPA, LLC as its independent registered public accounting firm. During the Partnership's two fiscal years ended December 31, 2012 and the subsequent interim period through June 7, 2013, the Registrant did not consult with Carter & Company, CPA, LLC with respect to the application of accounting principles to a specialized transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership's financial statements, or any other matters or reportable events as set forth in Items 304(a)(2) of Regulation S-K.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2013, the Partnership’s internal control over financial reporting is effective.

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

(b)

Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position
Brian Flaherty	45	Senior Managing Director
Joseph Dryden	52	VP of Finance/CFO

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

Mr. Joseph Dryden is the Director of Reporting of the general partner of the Partnership and of Bethesda Holdings, II, LLC, and the Chief Financial Officer of the Partnership since October 3, 2013.  Since August 2013, Mr. Dryden has worked with McGrath Investment Management, LLC, most recently as CFO.  Mr. Dryden joins the Partnership from Republic-Financial, a multinational finance and private equity firm he joined in March 2010, where he served as Republic’s Corporate Controller. As the Corporate Controller, Mr. Dryden was responsible for the development and management of highly complex multi-level consolidated audited financial statements. Prior to Republic, Mr. Dryden was the CFO for Decision Display, a Denver based audio visual company specializing in high tech command centers and control rooms he joined in 2005. In this role Mr. Dryden was responsible for all accounting and finance functions including all financial reporting, detailed cash management and forecasting and also managed the company’s banking relationships. Additionally, from 2007 to 2010 Mr. Dryden was the President of Dryden Consulting, an accounting and management consulting firm specializing in GAAP and SEC reporting, internal and external audit assistance and Sarbanes-Oxley compliance.  Dryden Consulting’s client list included 1st Data, AIMCO, Crocs, Woodward Governor, McData, and several other large publicly traded companies. Mr. Dryden’s expertise in GAAP financial reporting, SEC reporting, cash management and process improvement will enable him to create immediate value for the company.  Mr. Dryden received a Bachelor of Arts Degree in Accounting from Clarke University in 1984.

The Registrant is not aware of the involvement in any legal proceedings with respect to the executive officers listed in this Item 10.

The General Partner does not have a separate audit committee. As such, the officers of the General Partner fulfill the functions of an audit committee. The General Partner has determined that Joseph Dryden meets the requirement of an "audit committee financial expert".

The Partnership has adopted a code of ethics that is attached hereto as Exhibit 14.

ITEM 11.

EXECUTIVE COMPENSATION

None of the officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2013.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)

Security Ownership of Certain Beneficial Owners

The general partners own all of the outstanding general partnership interests of the Partnership. Except as noted below as of December 31, 2013, no person or entity is known to the Partnership to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

	Number of Limited
Entity	Partnership Interests	Percentage
Bethesda Holdings III	1,740	16.55%

(b)

None of the officers of the General Partner owns directly or beneficially any limited partnership interests in REAL II.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $18,000 and $25,000 for the years ended December 31, 2013 and 2012, respectively.

Neither the General Partner nor its affiliates currently own any of the outstanding limited partnership interests in the Partnership at December 31, 2013. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. Although the General Partner and its affiliates do not currently own any of the outstanding limited partnership interests in the Partnership, Bethesda has entered into a management agreement with a holder of 870 Units or 1,740 limited partnership interests in the Partnership representing 16.55% of the outstanding limited partnership interests in the Partnership as of December 31, 2013.  Pursuant to such management agreement, Bethesda manages the business of such holder in exchange for a management fee, part of which includes all payments received by such holder with respect to such holder’s ownership of limited partnership interests in the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

The General Partner has no directors.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young LLP was previously the independent registered public accounting firm for the Partnership. On June 7, 2013, that firm was dismissed and Carter & Company CPA, LLC was engaged as independent auditors for the year ended December 31, 2013. The managing General Partner has reappointed Carter & Company, CPA, LLC as independent auditors to audit the financial statements of the Partnership for 2014. The aggregate fees billed for services rendered for 2013 and 2012 are described below:

Audit Fees.  Fees for audit services totaled approximately $15,000 and $30,000 for 2013 and 2012, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $14,000 and $15,000 for both 2013 and 2012.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

The following financial statements are included in Item 8:

Balance Sheets – December 31, 2013 and 2012.

Statements of Operations - Years ended December 31, 2013 and 2012.

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2013 and 2012.

Statements of Cash Flows - Years ended December 31, 2013 and 2012.

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

•

should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•

have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•

may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

•

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

REAL ESTATE ASSOCIATES LIMITED II

By: National Partnership Investments, LLC
General Partner

Date: April 15, 2014	By: /s/Brian Flaherty
Brian Flaherty
Title: Senior Managing Director

Date: April 15, 2014	By: /s/Joseph Dryden
Joseph Dryden
Title: VP of Finance/CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Brian Flaherty	Chief Executive Officer	Date: April 15, 2014
Brian Flaherty

/s/Joseph Dryden	VP of Finance/CFO	Date: April 15, 2014
Joseph Dryden

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

14

Code of Ethics of Real Estate Associates Limited II. (Incorporated by reference to the Registrant's Annual Report on Form 10-K dated April 1, 2013).

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

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited II’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ capital (deficiency), (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.