Form 10-Q
period 2014-06-30
REAL ESTATE ASSOCIATES LTD II
filed 2014-08-14
CIK 314237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2014

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEETS

 (in thousands)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Cash and cash equivalents	$ 649	$ 766
Accounts Receivable	103	25
Total assets	$ 752	$ 791

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
Accounts payable and accrued expenses	$ 18	$ 22

Partners' capital (deficiency):
General partners	(134)	(134)
Limited partners	868	903
Total partners’ capital (deficiency)	734	769
Total liabilities and partners’ capital (deficiency)	$ 752	$ 791

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2014	2013	2014	2013

Revenues:	$ --	$ --	$ --	$ --

Operating expenses:
Management fees – General Partner	2	4	4	9
Administrative	9	4	13	7
Legal and accounting	10	8	23	19
Total operating expenses	21	16	40	35

Loss from partnership operations	(21)	(16)	(40)	(35)
Distributions in excess of investment in
Local Limited Partnership	5	9	5	9

Net loss	$ (16)	$ (7)	$ (35)	$ (26)

Net loss allocated to general partners (1%)	$ 0	$ 0	$ 0	$ 0

Net loss allocated to limited partners (99%)	$ (16)	$ (7)	$ (35)	$ (26)

Net loss per limited partnership interest	$ (1.52)	$ (.67)	$ (3.33)	$ (2.47)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIENCY)

(Unaudited)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners' capital (deficiency)
at December 31, 2013	$ (134)	$ 903	$ 769

Net loss for the six months
ended June 30, 2014	--	(35)	(35)

Partners' capital (deficiency)
at June 30, 2014	$ (134)	$ 868	$ 734

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$ (35)	$ (26)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Distributions in excess of investment in Local
Limited Partnership	(5)	(9)
Changes in accounts:
Accounts Receivable	(78)	(88)
Accounts payable and accrued expenses	(4)	(19)
Net cash provided by (used in) operating activities	(122)	(142)

Cash flows used in investing activities:
Distributions received from Local Limited Partnership	5	9
Net cash provided by (used in) investing activities:	5	9

Cash flows used in financing activities:
Distribution to limited partners	--	(1,500)
Net cash provided by (used in) financing activities	--	(1,500)

Net decrease in cash and cash equivalents	(117)	(1,633)

Cash and cash equivalents, beginning of period	766	2,329

Cash and cash equivalents, end of period	$ 649	$ 696

See Accompanying Notes to Financial Statements

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

At June 30, 2014 and December 31, 2013, there were 10,514, limited partnership interests outstanding.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners’ share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 10,514 for the six months ended June 30, 2014 and 10,530 for the six months ended June 30, 2013.

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

At June 30, 2014 and December 31, 2013, the Partnership held variable interests in one VIE for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The one VIE at June 30, 2014 consisted of a Local Limited Partnership that was directly engaged in the ownership and management of one apartment property with a total of 48 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from this VIE, which was zero at both June 30, 2014 and December 31, 2013. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Note 2 - Investments in and Advances to Local Limited Partnership

As of June 30, 2014 and December 31, 2013, the Partnership held limited partnership interests in one Local Limited Partnership. As of June 30, 2014 and December 31, 2013, the Local Limited Partnership owned a residential low income rental project consisting of 48 apartment units.  The mortgage loans of this project are payable to or insured by various governmental agencies.

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

The investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnership and is not otherwise committed to provide additional support to it. Therefore, it does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying unaudited statements of operations. Operating distributions from the Local Limited Partnership in which the Partnership’s investment in the Local Limited Partnership has been reduced to zero were approximately $5,000 and $9,000 for the six months ended June 30, 2014 and 2013, respectively.

At times, advances are made to the Local Limited Partnership. Advances made by the Partnership to the individual Local Limited

Partnership are considered part of the Partnership’s investment in the limited partnership. Advances made to Local Limited Partnership for which the investment has been reduced to zero are generally charged to expense. There were no advances made during the six months ended June 30, 2014 and 2013.

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

The Partnership had no carrying value in investment in the Local Limited Partnership as of June 30, 2014 or December 31, 2013.

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

The following are unaudited condensed combined estimated statements of operations for the six months ended June 30, 2014 and 2013 for the Local Limited Partnerships in which the Partnership has invested excluding the operations of Magnolia Estates, Crystal Springs and Azalea Court for which the Partnership sold its limited partnership interest in October 2013 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30
	2014	2013	2014	2013

Revenues
Rental and other	$ 116	$ 113	$ 226	$ 223

Expenses
Depreciation	9	9	19	18
Interest	15	15	30	30
Operating	91	70	182	140
Total expenses	115	94	231	188

Income (loss) from
continuing operations	$ 1	$ 19	$ (5)	$ 35

Note 3 – Transactions With Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. The fee was approximately $4,000 and $9,000 for the six months ended June 30, 2014 and 2013, respectively.

Note 4 – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amounts of other assets and liabilities reported on the balance sheet at June 30, 2014 that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Note 5 - Contingencies

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

Note 6 – Distribution

During the six months ended June 30, 2014, the Partnership did not make any distributions. During the six months ended June 30, 2013, the Partnership distributed approximately $1,500,000 to the limited partners, or $142.45 per limited partnership interest.

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

Liquidity and Capital Resources

The Partnership's primary source of funds consists of distributions from the Local Limited Partnership in which the Partnership has invested. It is not expected that the Local Limited Partnership in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. During the six months ended June 30, 2013, the Partnership distributed approximately $1,500,000 to the limited partners, or $142.45 per limited partnership interest, from excess cash reserves.

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

Distributions received from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. Operating distributions from the Local Limited Partnership in which the Partnership’s investment in the Local Limited Partnership has been reduced to zero, were approximately $5,000 and $9,000 for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 and December 31, 2013, the Partnership had cash and cash equivalents of approximately $649,000 and $766,000, respectively. Cash and cash equivalents are on deposit with a financial institution.

Results of Operations

At June 30, 2014 and December 31, 2013, the Partnership has investments in one Local Limited Partnership, which own housing projects, most of which were substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus the individual investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to it, it does not recognize losses once its investment in the Local Limited Partnership reaches zero.  Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership received distributions of approximately $5,000 and $9,000 during the six months ended June 30, 2014 and 2013, respectively. The Partnership did not recognize equity in loss of the limited partnership for the six months ended June 30, 2014 and 2013, as the Partnership’s investment in the Local Limited Partnership had been reduced to zero prior to January 1, 2012.

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

At times, advances are made to the Local Limited Partnership. Advances made by the Partnership to the individual Local Limited Partnership are considered part of the Partnership’s investment in limited partnership. Advances made to Local Limited Partnership for which the investment has been reduced to zero are generally charged to expense.  There were no advances made during the six months ended June 30, 2014 and 2013.

A recurring partnership expense is the annual management fee.  The fee is payable to the General Partner and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the General Partner for its continuing management of Partnership affairs.  Management fees were approximately $4,000 and $9,000 for the six months ended June 30, 2014 and 2013, respectively and approximately $2,000 and $4,000 for the three months ended June 30, 2014 and 2013, respectively.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $23,000 and $19,000 for the six months ended June 30, 2014 and 2013, respectively, and approximately $10,000 and $8,000 for the three months ended June 30, 2014 and 2013, respectively. The increase is due to addition of audit fees related to the change in auditors. General and administrative expenses were approximately $13,000 and $7,000 for the six months ended June 30, 2014 and 2013, respectively, and approximately $9,000 and $4,000 for the three months ended June 30, 2014 and 2013. The increase is due to an increase in investor relations expenses.

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

Other

Bethesda Holdings II, LLC ("Bethesda") and its affiliates owned 5 units or 10 limited partnership interests in the Partnership representing 0.10% of the outstanding limited partnership interests in the Partnership at June 30, 2014. It is possible that Bethesda Holdings II, LLC (“Bethesda”) or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. A “Unit” consists of two limited partnership interests. Additionally, Bethesda has entered into a management agreement with a holder of 870 Units or 1,740 limited partnership interests in the Partnership representing 16.55% of the outstanding limited partnership interests in the Partnership as of June 30, 2014. Pursuant to such management agreement, Bethesda manages the business of such holder in exchange for a management fee, part of which includes all payments received by such holder with respect to such holder’s ownership of limited partnership interests in the Partnership.  Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole stockholder.

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

At June 30, 2014 and December 31, 2013, the Partnership held variable interests in one VIE for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnerships, that the general partner of the Local Limited Partnership is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The one VIE at June 30, 2014 consisted of a Local Limited Partnership that was directly engaged in the ownership and management of one apartment property with a total of 48 units.  The Partnership is involved with the VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which was zero at both June 30, 2014 and December 31, 2013. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.

The Partnership’s management, with the participation of the Senior Managing Director and VP of Finance/CFO of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation the Senior Managing Director and VP of Finance/CFO of Bethesda, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

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

REAL ESTATE ASSOCIATES LIMITED II

By: National Partnership Investments, LLC
General Partner

Date: August 14, 2014	By: /s/Brian Flaherty
Brian Flaherty
Title: Senior Managing Director

Date: August 14, 2014	By: /s/Joseph Dryden
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

101

XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited II’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statement of changes in partners’ capital (deficiency), (iv) statements of cash flows, and (v) notes to financial statements (1)

(1)

As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.