Form 10-K
period 2016-12-31
REAL ESTATE ASSOCIATES LTD II
filed 2017-03-31
CIK 314237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-09782

REAL ESTATE ASSOCIATES LIMITED II

(Exact name of registrant as specified in its charter)

California	953547609
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

PO Box 91274
Los Angeles, California 90009
(Address of principal executive offices)

(720) 387-8135
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interests

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws and/or that is based on the Partnership’s current expectations, estimates and projections, including, but not limited to, statements regarding the Partnership’s business strategies, growth opportunities, competitive position, market outlook, expected financial position, expected results of operations, future cash flows, financing plans and plans and objectives of management, and any other statements regarding future growth, future cash needs, future operations, business plans and future financial results. Statements that are not historical facts, including statements about the Partnership’s beliefs and expectations, are forward-looking statements. The words “believe,” “anticipate,” “intend,” “aim,” “expect,” “strive,” “plan,” “estimate,” “could,” “should,” “would,” “predict,” “forecast” and “project” and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; economic impacts to the Partnership as a result of reduced payments and restructuring of mortgage loans under federal law; national and local economic conditions, including concurrent inflation, changing legislation, the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; changes to projections of evaluations of effectiveness of financing reporting control procedures as a result of changes in conditions or the degree of compliance with procedures; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested. The Partnership does not undertake, and specifically disclaims, any obligation to publicly release the result of any revisions that may be made to any forward- looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

ITEM 1.   BUSINESS

Real Estate Associates Limited II ("REAL II" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on December 4, 1979. On March 17, 1980, REAL II offered 3,000 units consisting of 6,000 limited partnership interests (“Limited Partnership Interests”)and Warrants to purchase a maximum of 6,000 Additional Limited Partnership Interests through a public offering managed by E.F. Hutton Inc. REAL II received $13,365,000 in subscriptions for units of Limited Partnership Interests (at $5,000 per unit) during the period March 17, 1979 to September 15, 1980, pursuant to a registration statement on Form S-11. As of December 31, 1981, REAL II had received an additional $13,365,000 in subscriptions pursuant to the exercise of warrants and the sale of additional Limited Partnership Interests.

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

REAL II currently holds limited partnership interests in one local limited partnership, Lakeside Apts. (the “Local Limited Partnership”) as of December 31, 2016, as a result of six local limited partnerships selling their investment properties, one each in December 2012, June 2012, March 2007, February 2005, August 2004, and April 2003, and after REAL II sold its interest in three local limited partnerships in October 2013, one in December 2012, one in December 2011, one in August 2011, one in May 2010 and seven in December 1998. The Local Limited Partnership owns a low income housing project which is subsidized and/or has mortgage note payable to or insured by agencies of the Federal or local government.

The Local Limited Partnership was, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies.  REAL II became the principal limited partner in the Local Limited Partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners.  As a limited partner, REAL II's liability for obligations of the Local Limited Partnership is limited to its investment. The local general partner of the Local Limited Partnership retains responsibility for developing, constructing, maintaining, operating and managing the project.  Under certain circumstances of default, REAL II has the right to replace the general partner of the Local Limited Partnerships, but otherwise does not have control of sale or refinancing, etc.

Although the Local Limited Partnership owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

The Partnership does not have any employees.  Services are performed for the Partnership by the General Partner and agents retained by the General Partner.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2.   PROPERTIES

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property of the Local Limited Partnership as of December 31, 2016.

	REAL II	Original Cost
	Percentage	Of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)
Lakeside Apts.	99%	$ 285	$ 1,286

During 2016, the project in which REAL II had invested was substantially rented. The following is a schedule of the occupancy status as of December 31, 2016 of the projects owned by the Local Limited Partnership as a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL II HAS AN INVESTMENT

DECEMBER 31, 2016

			Units
			Authorized
			For Rental
		Financed,	Assistance
		Insured	Under Section	Occupancy Percentage
		And	8 or Other	For the Years Ended
Property Name	No. of	Subsidized	Rent Supplement	December 31,
and Location	Units	Under	Program (B)	2016	2015
Lakeside Apts.
Mishawaka, IN	48	(A)	48	96%	99%

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

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any Partnership interest, therefore, an investor may be unable to sell or otherwise dispose of his or her interest in the Partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied.  At December 31, 2016, the Partnership had 5253.5 limited partnership units (“Units”) or 10,507 interests outstanding held by 1,272 limited partners of record. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships.

During the year ended December 31, 2016 and 2015, the Partnership did not distribute any funds to its limited partners.

Bethesda Holdings II, LLC (“Bethesda”) and its affiliates owned 1,075 units or 2,150 limited partnership interests in the Partnership representing 20.46% of the outstanding limited partnership interests in the Partnership at December 31, 2016.

It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unitholders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. A “Unit” consists of two limited partnership interests. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole member. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole member.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary source of funds consists of distributions from the local limited partnerships in which the Partnership has invested. It is not expected that the Local Limited Partnership will generate cash flow from operations sufficient to provide for distributions to limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a local limited partnership or the Partnership's sale of its interest in a local limited partnership. During the years ended December 31, 2016 and 2015, the Partnership did not distribute any funds to its limited partners.

The property in which the Partnership has invested, through its investment in the Local Limited Partnership, receives one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnership’s ability to transfer funds to the Partnership in the form of distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership’s ability to meet its cash obligations.

Distributions received from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the years ended December 31, 2016 and 2015, the Partnership received operating distributions of approximately $9,000 and $4,000, respectively, from the Local Limited Partnership in which the Partnership’s investment has been reduced to zero.

As of December 31, 2016 and 2015, the Partnership had cash and cash equivalents of approximately $417,000 and $512,000, respectively.  Cash and cash equivalents are on deposit with a financial institution.

Results of Operations

At December 31, 2016, the Partnership has an investment in one Local Limited Partnership, which owns a housing project that is substantially rented. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to it, the Partnership does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnership. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized no equity in loss of limited partnerships for the years ended December 31, 2016 and 2015, as the Partnership’s investment in the Local Limited Partnership had been reduced to zero prior to January 1, 2012.

Operating distributions from the Local Limited Partnership, in which the Partnership’s investment has been reduced to zero, were approximately $9,000 and $4,000 for the years ended December 31, 2016 and 2015, respectively. These amounts were recognized as income on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”, in accordance with the equity method of accounting.

At times, advances are made to the Local Limited Partnership. Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership’s investment in limited partnership. Advances made to the Local Limited Partnership, for which the investment has been reduced to zero, are charged to expense. While not obligated to make advances to the Local Limited Partnership, the Partnership may make these advances in order to protect its economic investment in the Local Limited Partnership. There were no advances made during the years ended December 31, 2016 and 2015, respectively.

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

A recurring partnership expense is the annual management fee.  The fee is payable to the General Partner and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year.  The management fee is paid to the General Partner for its continuing management of Partnership affairs. Management fees were approximately $7,000 for each of the years ended December 31, 2016 and 2015.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and general and administrative expenses. Legal and accounting fees were approximately $33,000 and $27,000 for the years ended December 31, 2016 and 2015, respectively. The increase in legal and accounting expenses was caused by an increase in legal fees. General and administrative expenses were approximately $63,000 and $60,000 for the years ended December 31, 2016 and 2015, respectively. The increase in general and administrative costs was due to an increase in investor relations expense.

Total revenues from continuing operations for the Local Limited Partnership were approximately $448,000 and $471,000 for the years ended December 31, 2016 and 2015, respectively. Total expenses from continuing operations for the Local Limited Partnerships were approximately $425,000 and $387,000 for the years ended December 31, 2016 and 2015, respectively. Income (loss) from continuing operations for the Local Limited Partnerships for 2016 and 2015 aggregated approximately $23,000 and $84,000, respectively. The income (loss) from continuing operations allocated to the Partnership was approximately $22,900 and $83,600 for 2016 and 2015, respectively. However, none of this allocated loss was recognized by the Partnership as the investment balance had already been reduced to zero from prior years' losses.

The Partnership, as a limited partner in the Local Limited Partnership is subject to the risks incident to the construction, management, and ownership of improved real estate.  The Partnership’s investments are also subject to adverse general economic conditions, and, accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation which could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in the unconsolidated Local Limited Partnership, in which the Partnership’s ownership percentage is 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnership that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnership and the Partnership.  Accordingly, the Partnership’s maximum risk of loss related to this unconsolidated Local Limited Partnership is limited to the recorded investments in and receivables from the Local Limited Partnership.  See “Note 2 – Investments in and Advances to Local Limited Partnership” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in the unconsolidated Local Limited Partnership.

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

At December 31, 2016 and 2015, the Partnership held variable interests in one VIE, for which the Partnership was not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The sole VIE at December 31, 2016 consists of the Local Limited Partnership, which is directly engaged in the ownership and management of one apartment property with a total of 48 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from this VIE, which was zero at both December 31, 2016 and 2015. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in the Local Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnership using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnership based upon its ownership percentage (99%). Distributions of surplus cash from operations from the Local Limited Partnership are restricted by the Local Limited Partnership's Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”) and /or are restricted by the terms of the mortgages encumbering the projects of the Local Limited Partnership. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnership's partnership agreement. This agreement limits the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REAL ESTATE ASSOCIATES LIMITED II

LIST OF FINANCIAL STATEMENTS

 Report of Independent Registered Public Accounting Firm

 Balance Sheets - December 31, 2016 and 2015

Statements of Operations - Years ended December 31, 2016 and 2015

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2016 and 2015

Statements of Cash Flows - Years ended December 31, 2016 and 2015

 Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited II

We have audited the accompanying balance sheets of Real Estate Associates Limited II as of December 31, 2016 and 2015, and the related statements of operations, changes in partners’ capital (deficiency) and cash flows for the years ended December 31, 2016 and 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited II at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016 and 2015, in conformity with U.S. generally accepted accounting principles.

Destin, Florida

March 31, 2017

REAL ESTATE ASSOCIATES LIMITED II

BALANCE SHEETS

(in thousands)

	December 31,
	2016	2015

ASSETS
Cash and cash equivalents	$ 417	$ 512
Receivables – limited partners	103	103
Total assets	$ 520	$ 615

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities:
Accounts payable and accrued expenses	$ 20	$ 21
Total Liabilities	20	21

Partners' capital (deficiency):
General partners	(137)	(136)
Limited partners	637	730
Total partners’ capital (deficiency)	500	594
Total liabilities and partners’ capital (deficiency)	$ 520	$ 615

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended December 31,
	2016	2015

Revenues:
Other income	$ --	$ --

Operating expenses:
Management fees - General Partner	7	7
General and administrative	63	60
Legal and accounting	33	27
Total operating expenses	103	94

Loss from partnership operations	(103)	(94)
Distributions in excess of investment in Local
Limited Partnerships	9	4

Net loss	$ (94)	$ (90)

Net loss allocated to general partners (1%)	$ (1)	$ (1)
Net loss allocated to limited partners (99%)	$ (93)	$ (89)

Net loss per limited partnership interest	$ (8.85)	$ (8.47)

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (DEFICIENCY)

(in thousands)

	General	Limited
	Partners	Partners	Total

Partners’ capital (deficiency) at
January 1, 2015	$ (135)	$ 819	$ 684

Net loss for the year ended
December 31, 2015	(1)	(89)	(90)

Partners’ capital (deficiency) at
December 31, 2015	(136)	730	594

Net loss for the year ended
December 31, 2016	(1)	(93)	(94)

Partners’ capital (deficiency) at
December 31, 2016	$ (137)	$ 637	$ 500

REAL ESTATE ASSOCIATES LIMITED II

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$ (94)	$ (90)
Adjustments to reconcile net income to net cash used in
operating activities:
Distributions in excess of investments	(9)	(4)
Changes in accounts:
Accounts payable and accrued expenses	(1)	1
Net cash used in operating activities	(104)	(93)

Cash flows from investing activities:
Distribution in excess of investments	9	4
Net cash provided by investing activities	9	4

Net increase(decrease) in cash and cash equivalents	(95)	(89)
Cash and cash equivalents, beginning of the year	512	601

Cash and cash equivalents, end of the year	$ 417	$ 512

REAL ESTATE ASSOCIATES LIMITED II

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2016

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Real Estate Associates Limited II (the “Partnership”) was formed under the California Limited Partnership Act on December 4, 1979.  The Partnership was formed to invest in other limited partnerships which own and operate primarily federal, state or local government-assisted housing projects. The general partners are National Partnership Investments Associates, a California limited partnership, and National Partnership Investments, LLC, a California limited liability company(“NAPICO” or the “General Partner”) The business of the Partnership is conducted primarily by NAPICO. The General Partner is a subsidiary of Bethesda Holdings II, LLC, a privately held real estate asset management company (“Bethesda”).  Bethesda acquired the General Partner on December 19, 2012, pursuant to an option agreement with Aimco/Bethesda Holdings, Inc., a subsidiary of Apartment Investment and Management Company (“Aimco”), a publicly traded real estate investment trust.

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2016 and 2015.

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

Method of Accounting for Investment in the Local Limited Partnership

The investment in the local limited partnership, Lakeside Apts. (the “Local Limited Partnership”), is accounted for using the equity method.

Abandoned Units

During 2016 and 2015, the number of Limited Partnership Interests did not change because no limited partners abandoned their interests. At December 31, 2016 and 2015, the Partnership had outstanding 10,507 Limited Partnership Interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment.

Net Income (loss) and Distribution Per Limited Partnership Interest

Net income (loss) per limited partnership interest and distribution per limited partnership interest were computed by dividing the limited partners’ share of net income (loss) and distributions by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 10,507 and 10,507 for the years ended December 31, 2016 and 2015, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there have been any impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  There were no impairment losses recognized during the years ended December 31, 2016 and 2015.

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

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amounts of other assets and liabilities reported on the balance sheet at December 31, 2016 that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

At December 31, 2016 and 2015, the Partnership held variable interests in one VIE, for which the Partnership was not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership.

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

The sole VIE at December 31, 2016 consisted of the Local Limited Partnership, which is directly engaged in the ownership and management of one apartment property with a total of 48 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with this unconsolidated VIE is limited to the Partnership’s recorded investments in and receivables from this VIE, which was zero at both December 31, 2016 and 2015. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 – INVESTMENTS IN AND ADVANCES TO THE LOCAL LIMITED PARTNERSHIP

As of December 31, 2016 and 2015, the Partnership held limited partnership interests in one local limited partnership, Lakeside Apts. (the “Local Limited Partnership”). As of December 31, 2016, the Local Limited Partnership owns a residential low income rental project consisting of 48 apartment units. The mortgage loans of the project are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnership based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from the Local Limited Partnership are restricted by the Local Limited Partnership’s Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”) and/or are restricted by the terms of the mortgages encumbering the projects of the Local Limited Partnership. These restrictions limit the distribution to a portion, generally less than 10%, of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnership’s partnership agreement. This agreement limits the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnership and is not otherwise committed to provide additional support to it. Therefore, the Partnership does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. Operating distributions from the Local Limited Partnership, in which the Partnership’s investment has been reduced to zero, were approximately $9,000 and $4,000 for the years ended December 31, 2016 and 2015, respectively.

At times, advances are made to the Local Limited Partnership. Advances made by the Partnership to the Local Limited Partnership are considered part of the Partnership’s investment in the limited partnership. Advances made to the Local Limited Partnership, for which the investment has been reduced to zero, are generally charged to expense. There were no advances made during the years ended December 31, 2016 and 2015, respectively.

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

The Partnership has no carrying value in the investment in the Local Limited Partnership as of December 31, 2016 and 2015.

The difference between the investment per the accompanying balance sheets at December 31, 2016 and 2015 and the partners’ deficiency per the Local Limited Partnership’s condensed combined financial statements is due primarily to cumulative unrecognized equity in losses of the Local Limited Partnership, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership’s recorded value of its investments and its equity in distributions from the Local Limited Partnership are not individually material to the overall financial position of the Partnership, the unaudited condensed combined balance sheets of the aforementioned Local Limited Partnership as of December 31, 2016 and 2015, and the unaudited condensed combined results of operations for each of the two years in the periods ended December 31, 2016 and 2015 are as follows:

Condensed Combined Balance Sheets of the Local Limited Partnership	December 31,
	2016	2015
	(in thousands – unaudited)
Assets:
Land	$ 102	$ 102
Buildings and improvements	2,127	2,108
Accumulated depreciation	(1,807)	(1,781)
Other assets	385	439
Total Assets	$ 807	$ 868
Liabilities and Partners’ Deficiency:
Liabilities:
Mortgage notes payable	$ 1,286	$ 1,401
Other liabilities	129	81
Total Liabilities	1,415	1,482

Partners’ Deficiency	(608)	(614)
Total Liabilities & Partners' Deficiency	$ 807	$ 868

Condensed Combined Results of Operations
of the Local Limited Partnership	2016	2015
	(in thousands – unaudited)

Revenues
Rental income	$ 446	$ 443
Other income	2	28
Total revenues	448	471
Expenses
Depreciation and amortization	27	28
Interest	54	56
Operating	344	303
Total expenses	425	387

Income (loss) from continuing operations	$ 23	$ 84

Real Estate and Accumulated Depreciation of the Local Limited Partnership

The following unaudited data is a summary of real estate, accumulated depreciation and encumbrances of the Local Limited Partnership. (in thousands-unaudited)

Description	Encumbrances	Land	Buildings and Related Personal Property	Total	Accumulated Depreciation	Date of Construction

Lakeside Apartments	$ 1,286	$ 102	$ 2,127	$ 2,229	$ 1,807	10/80-6/81

Reconciliation of real estate (unaudited)

	Years Ended December 31,
	2016	2015
	(in thousands)

Balance at beginning of year	$ 2,210	$ 2,210
Additions during the year	19	0
Disposal of property	0	0
Balance at end of year	$ 2,229	$ 2,210

Reconciliation of accumulated depreciation (unaudited)

	Years Ended December 31,
	2016	2015
	(in thousands)

Balance at beginning of year	$ 1,781	$ 1,755
Disposal of property	0	0
Depreciation expense for the year	26	26
Balance at end of year	$ 1,807	$ 1,781

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

NOTE 3 – TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the Local Limited Partnership. The fee was approximately $7,000 for the years ended December 31, 2016 and 2015. Additionally, the Partnership reimburses NAPICO for expenses incurred by NAPICO on behalf of the Partnership but paid by NAPICO for convenience. These reimbursed expenses were approximately $47,000 for each of the years ended December 31, 2016 and 2015.

Bethesda Holdings II, LLC (“Bethesda”) and its affiliates owned 1,075 units or 2,150 limited partnership interests in the Partnership representing 20.46% of the outstanding limited partnership interests in the Partnership at December 31, 2016.

It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unit holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. A “Unit” consists of two limited partnership interests. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole member. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole member.

NOTE 4 – INCOME TAXES

The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnership as discussed below.

A reconciliation is as follows:

	Years Ended December 31,
	2016	2015
	(in thousands)

Net income (loss) per financial statements	$ (94)	$ (90)
Partnership’s share of Local Limited Partnership	15	87

Income per tax return	$ (79)	$ (3)
Income per limited partnership interest	$ (7.51)	$ (0.29)

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets (in thousands):

	December 31, 2016	December 31,2015
	(in thousands)	(in thousands)

Net assets as reported	$ 500	$ 594
(Deduct) add:
Investment in Partnerships	(1,527)	(1,542)
Deferred offering costs	1,443	1,443
Receivable from affiliates	2,094	2,094
Net assets – Federal tax basis	$ 2,510	$ 2,589

NOTE 5 – CONTINGENCIES

The General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the General Partner, the claims will not result in any material liability to the Partnership.

NOTE 6 – DISTRIBUTIONS

During the years ended December 31, 2016 and 2015, the Partnership made no distributions to the limited partners.

NOTE 7 - SUBSEQUENT EVENTS

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed. The following subsequent event took place.

REAL II, holds a 99% limited partnership interest in a Local Limited Partnership (Lakeside Apartments). On March 31, 2017, REAL II entered into an Assignment and Assumption Agreement (the "Agreement") assigning 100% of its interests in the Partnership to the General Partner of the Local Limited Partnership in exchange for a payment of $200,000.  Following such payment, the Registrant will no longer hold any interest in the Partnership and have no rights, obligations or liabilities related thereto.  The transaction is expected to close no later than June 2, 2017. The Registrant's investment balance in Lakeside was zero at December 31, 2016.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

The Partnership’s management, with the participation of the Senior Managing Director and SVP of Finance/CFO of National Partnership Investments, LLC (the “General Partner”, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation the Senior Managing Director and SVP of Finance/CFO of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were effective as of such date.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Senior Managing Director and SVP of Finance/CFO of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel, including third-party public accountants engaged by Bethesda to provide such services, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Partnership’s management, with the participation of the Senior Managing Director and SVP of Finance/CFO of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Partnership. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The Partnership’s management does not expect that our disclosure controls and procedures or internal control system will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are achieved. Because of the inherent limitations in any internal control system, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within a company have been or will be detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of the internal control system are met. Notwithstanding the foregoing, the Partnership’s management is not aware of any material weakness in the Partnership’s internal control over financial reporting.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2016, the Partnership’s internal control over financial reporting is effective.

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

(b) Changes in Internal Control Over Financial Reporting

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The names and ages of, as well as the positions and offices held by, the present officers of NAPICO are set forth below.

Name	Age	Position
Brian Flaherty	48	Senior Managing Director
Joseph Dryden	55	SVP of Finance/CFO

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

Mr. Joseph Dryden is the SVP of Finance/CFO of the general partner of the Partnership and of Bethesda Holdings, II, LLC, and the Chief Financial Officer of the Partnership since October 3, 2013.  Since August 2013, Mr. Dryden has worked with McGrath Investment Management, LLC, most recently as CFO.  Mr. Dryden joins the Partnership from Republic-Financial, a multinational finance and private equity firm he joined in March 2010, where he served as Republic’s Corporate Controller. As the Corporate Controller, Mr. Dryden was responsible for the development and management of highly complex multi-level consolidated audited financial statements. Prior to Republic, Mr. Dryden was the CFO for Decision Display, a Denver based audio visual company specializing in high tech command centers and control rooms, which he joined in 2005. In this role Mr. Dryden was responsible for all accounting and finance functions including all financial reporting, detailed cash management and forecasting and also managed the company’s banking relationships. Additionally, from 2007 to 2010 Mr. Dryden was the President of Dryden Consulting, an accounting and management consulting firm specializing in GAAP and SEC reporting, internal and external audit assistance and Sarbanes-Oxley compliance.  Dryden Consulting’s client list included 1st Data, AIMCO, Crocs, Woodward Governor, McData, and several other large publicly traded companies. Mr. Dryden’s expertise in GAAP financial reporting, SEC reporting, cash management and process improvement enable him to create value for the Partnership.  Mr. Dryden received a Bachelor of Arts Degree in Accounting from Clarke University in 1984.

The Registrant is not aware of the involvement in any legal proceedings with respect to the executive officers listed in this Item 10.

The General Partner does not have a separate audit committee. As such, the officers of the General Partner fulfill the functions of an audit committee. The General Partner has determined that Joseph Dryden meets the requirement of an "audit committee financial expert". The General Partner has also determined that Mr. Dryden is independent under applicable SEC rules and regulations.

The Partnership has adopted a code of ethics that is attached hereto as Exhibit 14.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) (“Section 16(a)”) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and holders of more than ten percent of the Partnership’s limited partner interests to file with the SEC initial reports of ownership and reports of changes in ownership of such securities. Directors, officers and 10% holders are required by SEC rules to furnish the Partnership with copies of all of the Section 16(a) reports they file.

Based solely on a review of reports furnished to the Partnership during the 2016 fiscal year or written representations from the officers of the General Partner, and except as previously disclosed, no directors, officers or 10% holders failed to file on a timely basis reports required by Section 16(a) during the 2016 fiscal year.

ITEM 11.   EXECUTIVE COMPENSATION

None of the officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2016.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners

The general partners own all of the outstanding general partnership interests of the Partnership. Except as noted below as of December 31, 2016, no person or entity is known to the Partnership to own beneficially in excess of 5 percent of the outstanding limited partnership interests.

Name and address of beneficial owner	Number of Limited Partnership Interests and nature of beneficial ownership	Percentage
Bethesda Holdings II, LLC Denver, CO	2,150 Parent corporation of NAPICO	20.46%

(b) None of the officers of the General Partner owns directly or beneficially any limited partnership interests in REAL II.

(c) The Partnership does not have any equity compensation plans.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is liable to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the Local Limited Partnership.  The fee was approximately $7,000 for each of the years ended December 31, 2016 and 2015. Additionally, the Partnership reimburses NAPICO for expenses incurred by NAPICO on behalf of the Partnership but paid by NAPICO for convenience. These reimbursed expenses were approximately $47,000 for each of the years ended December 31, 2016 and 2015.

Bethesda Holdings II, LLC (“Bethesda”) and its affiliates owned 1,075 units or 2,150 limited partnership interests in the Partnership representing 20.46% of the outstanding limited partnership interests in the Partnership at December 31, 2016. It is possible that Bethesda or its affiliates will acquire additional limited partnership interests in the Partnership, either through private purchases or tender offers.  Pursuant to the Partnership Agreement, unit holders holding a majority of the limited partnership interests are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. A “unit” consists of two limited partnership interests. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to Bethesda as its sole member. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to Bethesda as its sole member.

Neither the Partnership nor the General Partner has directors.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees.  Fees for audit services totaled approximately $14,500 for both 2016 and 2015, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Audit-Related Fees.  None

Tax Fees.  Fees for tax services totaled approximately $10,000 for both 2016 and 2015, respectively.

All Other Fees.  None

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a) The following financial statements are included in Item 8:

Balance Sheets – December 31, 2016 and 2015.

Statements of Operations - Years ended December 31, 2016 and 2015.

Statements of Changes in Partners' Capital (Deficiency) - Years ended December 31, 2016 and 2015.

Statements of Cash Flows - Years ended December 31, 2016 and 2015.

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

REAL ESTATE ASSOCIATES LIMITED II

By: National Partnership Investments, LLC
General Partner

Date: March 31, 2017	By: /s/Brian Flaherty
Brian Flaherty
Title: Senior Managing Director

Date: March 31, 2017	By: /s/Joseph Dryden
Joseph Dryden
Title: SVP of Finance/CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Brian Flaherty	Senior Managing Director	Date: March 31, 2017
Brian Flaherty

/s/Joseph Dryden	SVP of Finance/CFO	Date: March 31, 2017
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

14 Code of Business Conduct and Ethics of Real Estate Associates Limited II. (Incorporated by reference to the Registrant's Annual Report on Form 10-K dated April 1, 2013).

31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

101 XBRL (Extensible Business Reporting Language). The following materials from Real Estate Associates Limited II’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL: (i) balance sheets, (ii) statements of operations, (iii) statements of changes in partners’ capital (deficiency), (iv) statements of cash flows, and (v) notes to financial statements

(1) Furnished but not filed.